Form 10-K
period 2006-08-31
Gunderson Rail Services, LLC; Gunderson Marine, LLC; Gunderson, LLC; Greenbrier Leasing LTD Partner, LLC; Greenbrier Leasing Company, LLC; GREENBRIER COMPANIES INC; Greenbrier Leasing, L.P.; Greenbrier-Concarril, LLC; Greenbrier Management Services, LLC; Greenbrier Railcar, LLC
filed 2006-11-02
CIK 1334567, 1334569, 1334568, 1334564, 1334560, 923120, 1334562, 1334559, 1334565, 1334566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2006
or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to
Commission File No. 1-13146
THE GREENBRIER COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

Oregon	3743	93-0816972
(State or other jurisdiction) of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

Autostack Company LLC	Oregon	4741	93-0981840
Greenbrier-Concarril, LLC	Delaware	3743	93-1262344
Greenbrier Leasing Company LLC	Oregon	4741	31-0789836
Greenbrier Leasing L.P.	Oregon	4741	91-1960693
Greenbrier Leasing Limited Partner, LLC	Delaware	4741	93-1266038
Greenbrier Management Services, LLC	Delaware	4741	93-1266040
Greenbrier Railcar, LLC	Delaware	4741	93-0971066
Gunderson LLC	Oregon	3743	93-0180205
Gunderson Marine LLC	Oregon	3743	93-1127982
Gunderson Rail Services LLC	Oregon	4789	93-1123815
Gunderson Specialty Products, LLC	Delaware	3743	93-0180205

The Greenbrier Companies, Inc. One Centerpointe Drive, Suite 200 Lake Oswego Oregon 97035-8612 (503) 684-7000	Autostack Company LLC One Centerpointe Drive, Suite 200 Lake Oswego Oregon 97035-8612 (503) 684-7000	Greenbrier-Concarril, LLC One Centerpointe Drive, Suite 200 Lake Oswego Oregon 97035-8612 (503) 684-7000	Greenbrier Leasing Company LLC One Centerpointe Drive, Suite 200 Lake Oswego Oregon 97035-8612 (503) 684-7000

Greenbrier Leasing, L.P. One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000	Greenbrier Leasing Limited Partner, LLC One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000	Greenbrier Management Services, LLC One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000	Greenbrier Railcar LLC One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000

Gunderson LLC 4350 NW Front Avenue Portland, Oregon 97210 (503) 972-5700	Gunderson Marine LLC 4350 NW Front Avenue Portland, Oregon 97210 (503) 972-5700	Gunderson Rail Services LLC One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000	Gunderson Specialty Products, LLC 4350 NW Front Avenue Portland, Oregon (503) 972-5700
(Address, including zip code and telephone number
including area code of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes        No  X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes        No  X
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X     No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).
Large accelerated filer        Accelerated filer  X    Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes        No  X
Aggregate market value of the Registrant’s Common Stock held by non-affiliates as of February 28, 2006 (based on the closing price of such shares on such date) was $598,437,126.
The number of shares outstanding of the Registrant’s Common Stock on October 25, 2006 was 15,963,535, without par value.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of Registrant’s Proxy Statement dated November 20, 2006 prepared in connection with the Annual Meeting of Stockholders to be held on January 9, 2007 are incorporated by reference into Parts II and III of this Report.

The Greenbrier Companies, Inc.
Form 10-K

2                                        The Greenbrier Companies 2006 Annual Report

PART I

Item 1.	BUSINESS
Introduction
We are one of the leading designers, manufacturers and marketers of railroad freight car equipment in North America and Europe and a leading provider of leasing and other services to the railroad and related transportation industries in North America. Our mission is to provide complete freight car solutions to our customers through a comprehensive set of high quality freight car products and related services.
In North America, we operate an integrated business model that combines freight car manufacturing, repair and refurbishment, leasing and fleet management services to provide customers with a comprehensive set of freight car solutions. This model allows us to utilize synergies between our various business activities and to generate enhanced returns by providing creative solutions to a customer’s freight car needs, while generating profits from multiple elements of the transaction.
We operate in two primary business segments: manufacturing and leasing & services. Financial information about our business segments for the years ended August 31, 2006, 2005 and 2004 is located in Note 22 to our Consolidated Financial Statements.
We are a corporation formed in 1981. Our principal executive offices are located at One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035, our telephone number is (503) 684-7000 and our internet website is located at http://www.gbrx.com.
Products and Services Manufacturing
North American Railcar Manufacturing - We are the leading North American manufacturer of intermodal railcars with an average market share of approximately 60% over the last five years. In addition to our strength in intermodal railcars, we manufacture a broad array of other railcar types in North America and have demonstrated an ability to capture high market shares in several of the car types we produce. We have commanded an average market share of approximately 40% in flat cars and 30% in boxcars over the last five years. We also may manufacture new railcars through the use of subcontractors. The primary products produced for the North American market are:
Intermodal Railcars - We manufacture a comprehensive range of intermodal railcars. Our most important product is our articulated double-stack railcars. The double-stack railcar is designed to transport containers stacked two-high on a single platform.
An articulated double-stack railcar is comprised of up to five platforms each of which is linked by a common set of wheels and axles.
Our comprehensive line of articulated and non-articulated double-stack intermodal railcars offers varying load capacities and configurations. The double-stack railcar provides significant operating and capital savings over other types of intermodal railcars. These savings are the result of:

•	increased train density (two containers are carried within the same longitudinal space conventionally used to carry one trailer or container);

•	reduced railcar weight of up to 50% per container;

•	easier terminal handling characteristics;

•	reduced equipment costs of up to 40% less than the cost of providing the same carrying capacity with conventional equipment;

•	superior ride quality compared to conventional equipment, leading to reduced damage claims; and

•	increased fuel efficiency resulting from weight reduction and improved aerodynamics.
The Greenbrier Companies 2006 Annual Report                                         3

Our current double-stack products include:

Unit sizes carried(1)
		Number of	Well	Cargo
Product	Type	wells	size	type		20’	40’	45’	48’	53’	Trailer

Maxi-Stack I	Articulated	5	40’	Container	Top		x	x	x	x
					Bottom	x	x
Maxi-Stack IV	Articulated	3	53’	Container	Top		x	x	x	x
					Bottom	x	x	x	x	x
All Purpose Husky	Stand-alone or
Stack 53’	Drawbar	1 or 3 unit	53’	Container	Top		x	x	x	x
	connected	drawbar			Bottom	x	x	x	x	x
			53’	Trailer							x
Husky Stack 53’	Stand-alone or Drawbar	1 or 3 unit
	connected	drawbar	53’	Container	Top		x	x	x	x
					Bottom	x	x	x	x	x

(1)	Carrying capability may be dependent on unit size being carried in the adjoining well.
Conventional Railcars - We produce a wide range of boxcars, which are used in forest products, automotive, perishables and general merchandise applications. We also produce a variety of covered hopper cars for the grain, cement and plastics industries as well as gondolas and coil cars for the steel and metals markets and various other conventional railcar types. Our flat car products include center partition cars for the forest products industry, bulkhead flat cars, flat cars for automotive transportation and solid waste service flat cars.
European Railcar Manufacturing - Our European manufacturing operation produces a variety of railcar types, including a comprehensive line of pressurized tank cars for liquid petroleum gas and ammonia and non-pressurized tank cars for light oil, chemicals and other products. In addition, we produce flat cars, coil cars for the steel and metals market, coal cars for both the continental European and United Kingdom markets, gondolas, sliding wall cars and rolling highway cars. Although no formal statistics are available for the European market, we believe we are one of the largest new freight car manufacturers with an estimated market share in excess of 20%.
Railcar Repair, Refurbishment and Component Parts Manufacturing - We believe we operate one of the largest repair and refurbishment networks in North America, operating in 13 locations as of August 31, 2006. Our network of railcar repair and refurbishment shops competes in heavy railcar repair and refurbishment and routine railcar maintenance. We are actively engaged in the repair and refurbishment of railcars for third parties, as well as our own leased and managed fleet. Subsequent to year end, we purchased four additional repair and refurbishment facilities through our acquisition of Rail Car America, Inc. (RCA).
We also perform wheel and axle servicing through our four wheel shops in North America. In addition, we produce boxcar sliding doors and roof products as well as sideframes, bolsters, couplers and yokes. Subsequent to year end, we entered the railcar cushioning unit business through our acquisition of RCA and its American Hydraulics division.
Marine Vessel Fabrication - Our Portland, Oregon manufacturing facility, located on a deep-water port on the Willamette River, includes marine facilities with the largest side-launch ways on the West Coast. The marine facilities also enhance steel plate burning and fabrication capacity providing flexibility for railcar production. We manufacture ocean going conventional deck barges, double-hull tank barges, railcar/deck barges, barges for aggregates and other heavy industrial products and ocean-going dump barges. We have increased our barge capacity by over 40% as a result of our recently completed expansion project that included additional crane capacity and increased production space.
4                                        The Greenbrier Companies 2006 Annual Report

Leasing & Services
Leasing - Our relationships with financial institutions, combined with our ownership of a lease fleet of approximately 9,000 railcars, enables us to offer flexible financing programs including traditional direct finance leases, operating leases and car hire leases to our customers. Frequently, we originate leases with railroads or shippers, remarket them to financial institutions and subsequently provide management services under multi-year agreements.
As equipment owner, we participate principally in the operating lease segment of the market. The majority of our leases are “full service” leases whereby we are responsible for maintenance, taxes and administration. Maintenance of the fleet is provided, in part, through our own facilities and engineering and technical staff.
Assets from our owned lease fleet are periodically sold to take advantage of market conditions, manage risk and maintain liquidity.

	Fleet Profile(1)
	As of August 31, 2006

	Owned	Managed	Total
	Units(2)	Units	Units

Customer Profile:

Class I Railroads	4,233	113,544	117,777

Non-Class I Railroads	1,635	11,682	13,317

Shipping Companies	2,800	3,038	5,838

Leasing Companies	261	7,056	7,317

Enroute to Customer Location	122	–	122

Off-Lease	260	–	260

Total Units	9,311	135,320	144,631

(1)	Each platform of a railcar is treated as a separate unit.

(2)	Percent of owned units on lease is 97.2%; average age of owned units is 16 years; average remaining lease term is 3.3 years.
Approximately 500 units in our owned lease fleet were acquired through a 1990 agreement with Union Pacific Railroad Company (Union Pacific) which contains a fixed-price purchase option exercisable upon lease expiration. Union Pacific has notified us of its intention to exercise this option as leases expire over the next year on all remaining railcars in this program.
Management Services - Our management services business offers a broad range of services that enhance our ability to generate lease transactions. These services include railcar maintenance management, railcar accounting services such as billing and revenue collection, car hire receivable and payable administration and railcar remarketing. We currently own or provide management services for a fleet of approximately 145,000 railcars in North America for railroads, shippers, carriers and other leasing and transportation companies.
Backlog
The following table depicts our reported railcar backlog in number of railcars and estimated future sales value attributable to such backlog at the end of the periods shown:

	August 31,

	2006	2005	2004

New railcar backlog units(1)	14,700	9,600	13,100

Estimated value (in millions)	$1,000	$550	$760

(1)	Each platform of a railcar is treated as a separate unit.
The backlog for 2006 includes 12,000 units that will be delivered to the customer over a multi-year period ending in calendar year 2010. Approximately 7,700 units under this contract are for delivery beyond fiscal and calendar 2007 and are subject to our fulfillment of certain competitive conditions.
The backlog is based on customer purchase or lease orders that we believe are firm and does not include production for our own lease fleet. Customer orders, however, may be subject to cancellation and other customary industry terms and conditions. Historically, little variation has been experienced between the number of railcars ordered and the number of railcars actually delivered. The backlog is not necessarily indicative of future results of operations.
Customers
Our manufacturing and leasing & services customers include Class I railroads, regional and short-line rail-roads, other leasing companies, shippers, carriers and other transportation companies. We have strong, long-term relationships with many of our customers.
The Greenbrier Companies 2006 Annual Report                                         5

We believe that our customers’ preference for high quality products, our technological leadership in developing innovative products and competitive pricing of our railcars have helped us maintain our long standing relationships with our customers.
In 2006, revenue from two customers, Burlington Northern and Santa Fe Railway Company (BNSF) and TTX Company (TTX) accounted for approximately 29% and 17% of total revenue and 30% and 19% of manufacturing revenue. One customer, Mitsui Rail Capital, accounted for slightly more than 10% of total manufacturing revenue. Approximately 27% of leasing & services revenue was from BNSF.
Raw Materials and Components
Our products require a supply of materials including steel and specialty components such as brakes, wheels and axles. Specialty components purchased from third parties represent approximately half of the cost of an average freight car. Our customers often specify particular components and suppliers of such components. Although the number of alternative suppliers of certain specialty components has declined in recent years, there are at least two suppliers for most such components and we are not reliant on any one supplier for any component. Inventory levels are continually monitored to ensure adequate support of production. We periodically make advance purchases to avoid possible shortages of material due to capacity limitations of component suppliers and possible price increases. We do not typically enter into binding long-term contracts with suppliers because we rely on established relationships with major suppliers to ensure the availability of raw materials and specialty items.
Certain materials and components continue to be in short supply, including castings, wheels, axles and couplers, which could potentially impact production at our new railcar and refurbishment facilities. In an effort to mitigate shortages and reduce supply chain costs, we have entered into strategic alliances for the global sourcing of certain components, increased our replacement parts business and continue to pursue strategic opportunities to protect and enhance our supply chain.
Competition
There are currently six major railcar manufacturers competing in North America. We believe one of these producers builds railcars principally for its own fleet and the other producers compete with us principally in the general railcar market. We compete on the basis of reputation, quality, price, reliability of delivery and customer service and support.
We believe that the top five European manufacturers, including us, maintain over 80% market share. European freight car manufacturers are largely located in central and eastern Europe where labor rates are lower and work rules are more flexible.
In railcar leasing & services, there are about twenty institutions that provide products and services similar to ours. Many of them are also customers which buy leased railcars and new railcars from our manufacturing facilities. More than half of these institutions have resources greater than us. We compete primarily on the basis of reputation, quality, price, delivery, service offerings and deal structuring ability. We believe our strong servicing capability, integrated with our manufacturing, repair shops, railcar specialization and expertise in particular lease structures provide a strong competitive position.
Marketing and Product Development
In North America, we utilize an integrated marketing and sales effort to coordinate relationships in our manufacturing and leasing & services operations. We provide our customers with a diverse range of equipment and financing alternatives designed to satisfy each customer’s unique needs, whether the customer is buying new equipment, refurbishing existing equipment or seeking to outsource the maintenance or management of equipment. These custom programs may involve a combination of railcar products, leasing, refurbishing and remarketing services. In addition, we provide customized maintenance management, equipment management and accounting services.
In Europe, we maintain relationships with customers through a network of country specific sales representatives. Our engineering and technical staff work closely with their customer counterparts on the design and certification of railcars. Many European railroads are state owned and are subject to European Union (EU) regulations covering tendering of government contracts.
Through our customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and identify and develop new products. Research and development costs incurred for new product development during
6                                        The Greenbrier Companies 2006 Annual Report

2006, 2005 and 2004 were $2.2 million, $1.9 million and $3.0 million.
Patents and Trademarks
We have a number of United States (U.S.) and non-U.S. patents of varying duration and pending applications, registered trademarks, copyrights and trade names that are important to our products and product development efforts. The protection of our intellectual property is important to our business. We have implemented a proactive program aimed at protecting our intellectual property and the results from our research and development.
Environmental Matters
We are subject to national, state, provincial and local environmental laws and regulations concerning, among other matters, air emissions, wastewater discharge, solid and hazardous waste disposal and employee health and safety. Prior to acquiring manufacturing facilities, we usually conduct investigations to evaluate the environmental condition of subject properties and may negotiate contractual terms for allocation of environmental exposure arising from prior uses. We endeavor to maintain compliance with applicable environmental laws and regulations. Environmental studies have been conducted of our owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. Our Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting our facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). We, and more than 60 other parties, have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised us that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities including us, have signed an Administrative Order on Consent to perform a remedial investigation/feasibility study of the Portland Harbor Site under EPA oversight, and four additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2009. In May 2006, the EPA notified several additional entities, including other federal agencies that it is prepared to issue unilateral orders compelling additional participation in the remedial investigation. In addition, we have entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which we agreed to conduct an investigation of whether, and to what extent, past or present operations at our Portland property may have released hazardous substances to the environment. Under this oversight, we also are conducting groundwater remediation relating to a historical spill on our property which antedates our ownership.
Because these environmental investigations are still underway, we are unable to determine the amount of our ultimate liability relating to these matters. Based on the results of the pending investigations and future assessments of natural resource damages, we may be required to incur costs associated with additional phases of investigation or remedial action, and we may be liable for damages to natural resources. In addition, we may be required to perform periodic maintenance dredging in order to continue to launch vessels from our launch ways in Portland, Oregon on the Willamette River, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect our business and results of operations, or the value of our Portland property.
Regulation
The Federal Railroad Administration in the United States and Transport Canada in Canada administer and enforce laws and regulations relating to railroad safety. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate commerce. The Association of American Railroads (AAR) promulgates a wide variety of rules and regulations governing the safety and design of equipment, relationships among railroads and other railcar owners with respect to railcars in interchange, and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on North American railroads. These regulations require us to maintain our certifications with the AAR as a railcar builder and component manufacturer, and products sold and leased by us in North America must meet AAR, Transport Canada and Federal Railroad Administration standards.
Harmonization of the EU regulatory framework is an ongoing process. The regulatory environment in
The Greenbrier Companies 2006 Annual Report                                         7

Europe consists of a combination of EU regulations and country specific regulations.
Employees
As of August 31, 2006, we had 3,661 full-time employees, consisting of 3,533 employees in manufacturing and 128 employees in leasing & services. At our manufacturing facility in Trenton, Nova Scotia, Canada, 557 employees are covered by collective bargaining agreements that expired in October 2006 and are currently being negotiated. At the manufacturing facility in Swidnica, Poland, 400 employees are represented by unions. In addition, under our services agreement with Bombardier, 931 union employees work at our Mexico facility. A discretionary bonus program is maintained for salaried and most hourly employees not covered by collective bargaining agreements. A stock incentive plan and a stock purchase plan are available for certain North American employees. We believe that our relations with our employees are generally good.
Subsequent to year end, approximately 500 employees at our manufacturing facility in Canada were laid off due to a suspension of operations upon completion of an order. Approximately 400 employees were added at various locations throughout the United States, with the acquisition of the assets of RCA in September 2006.
Additional Information
We are a reporting company and file annual, quarterly, special reports, proxy statements and other information with the Securities and Exchange Committee (SEC). You may read and copy these materials at the Public Reference Room maintained by the SEC at Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference room. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our annual, quarterly, special reports, Audit Committee Charter, Compensation Committee Charter, Nominating/ Corporate Governance Committee Charter and the Company’s Corporate Governance Guidelines are available on our web site at http://www.gbrx.com or free of charge by contacting our Investor Relations Department at The Greenbrier Companies, Inc., One Centerpointe Drive, Suite 200, Lake Oswego, Oregon 97035.
Item 1a. RISK FACTORS
Risks Related to Our Business
During economic downturns or a rising interest rate environment, the cyclical nature of our business results in lower demand for our products and reduced revenue.
The railcar business is cyclical. Overall economic conditions and the purchasing habits of railcar buyers have a significant effect upon our railcar manufacturing and leasing businesses due to the impact on demand for new, refurbished, used and leased products. As a result, during downturns, we operate with a lower level of backlog and may temporarily shut down production at some or all of our facilities. Economic conditions that result in higher interest rates increase the cost of new leasing arrangements, which could cause some of our leasing customers to lease fewer of our railcars or demand shorter terms. An economic downturn or increase in interest rates may reduce demand for railcars, resulting in lower sales volumes, lower prices, lower lease utilization rates and decreased profits or losses.
The failure of the railcar business to grow as forecasted by industry analysts may have an adverse effect on our financial condition and results of operations.
Our future success depends in part upon continued growth in the railcar industry. If growth rates do not materialize as forecasted by industry analysts, railcar replacement rates do not increase or industry demand for railcar products does not continue at current levels due to price increases or other reasons, our financial condition and results of operations could be adversely affected.
We compete in a highly competitive and concentrated industry, and this competition or industry consolidation may adversely impact our financial results.
We face aggressive competition by a concentrated group of competitors in all geographic markets and each industry sector in which we operate. Some of these companies have significantly greater resources than we have. The effect of this competition could reduce our revenues and margins, limit our ability to grow, increase pricing pressure on our products, and otherwise affect our financial results. In addition, because of the concentrated nature of our competitors, customers and suppliers, we face a heightened risk that further consolidation in the
8                                        The Greenbrier Companies 2006 Annual Report

industry among or between our competitors, customers and suppliers could adversely affect our revenues, cost of revenues and profitability.
We derive a significant amount of our revenue from a limited number of customers, the loss of one or more of which could have an adverse effect on our business.
A significant portion of our revenue is generated from two major customers. Although we have some long-term contractual relationships with our major customers, we cannot assure you that our customers will continue to use our products or services or that they will continue to do so at historical levels. In addition, due to our production schedule, any customer may account for a significantly higher percentage of our total manufacturing or leasing revenue in any given period. A reduction in the purchase or leasing of our products or a termination of our services by one or more of our major customers could have an adverse effect on our business and operating results.
Fluctuations in the availability and price of steel and other raw materials could have an adverse effect on our ability to manufacture and sell our products on a cost-effective basis.
A significant portion of our business depends upon the adequate supply of steel at competitive prices and a small number of suppliers provide a substantial amount of our requirements. The cost of steel (including scrap metal) and all other materials used in the production of our railcars represents over two-thirds of our direct manufacturing costs per railcar.
Our businesses depend upon the adequate supply of other raw materials, including castings and specialty components, at competitive prices. Although we believe we have multiple sources for these raw materials, the number of suppliers has generally declined while global demand has increased. We cannot assure you that we will continue to have access to suppliers of necessary components for manufacturing railcars. Our ability to meet demand for our products could be adversely affected by the loss of access to any of these suppliers, the inability to arrange alternative access to any materials, or suppliers limiting allocation of materials to us. In addition, raw material shortages and allocations may result in inefficient operations and an inventory build-up, which could negatively affect our working capital position.
If the price of steel or other raw materials were to increase and we were unable to increase our selling prices or have adequate protection in our contracts to do so or reduce operating costs to offset the price increases, our margins would be adversely affected. The loss of suppliers or their inability to meet our price, quality, quantity and delivery requirements could have an adverse effect on our ability to manufacture and sell our products on a cost-effective basis.
Our backlog may not be necessarily indicative of the level of our future revenues.
Our new railcar backlog is the number of railcars for which we have written orders from our customers in various periods, and estimated potential revenue attributable to the backlog. Although we believe backlog is an indicator of our future revenues, our reported backlog may not be converted to sales in any particular period and actual sales from such contracts may not equal our backlog estimates. Backlog includes approximately 12,000 units that will be delivered to the customer over a multi-year period. Approximately 7,700 units under this contract are for delivery beyond calendar 2007 and are subject to our fulfillment of certain competitive conditions. Therefore, our backlog may not necessarily be indicative of the level of our future revenues.
The timing of our lease remarketing and railcar sales may cause significant differences in our quarterly results and liquidity.
We may build railcars in anticipation of a customer order, or that are leased to a customer and ultimately sold to a third party. The difference in timing of production of the railcars and the sale could cause a fluctuation in our quarterly results and liquidity As a result, comparisons of our quarterly revenues, income and liquidity between quarterly periods within one year and between comparable periods in different years may not be meaningful and should not be relied upon as indicators of our future performance.
A change in our product mix, failure of our new products or technologies to achieve market acceptance or introduction of products by our competitors could have an adverse effect on our profitability and competitive position.
We manufacture and repair a variety of railcars. The demand for specific types of these railcars varies from time to time. These shifts in demand may affect
The Greenbrier Companies 2006 Annual Report                                         9

our margins and could have an adverse effect on our profitability.
We continue to introduce new railcar products and technologies. We cannot ensure that new products or technologies will achieve sustained market acceptance or that the railcars can be profitably manufactured and sold. In addition, new technologies, changes in product mix or the introduction of new railcars and product offerings by our competitors could render our products obsolete or less competitive. As a result, our ability to compete effectively could be harmed.
We may be unable to remarket leased railcars on favorable terms upon lease termination or realize the expected residual values, which could reduce our revenue and decrease our overall return.
We re-lease or sell railcars we own upon the expiration of existing lease terms. The total rental payments we receive under our operating leases do not fully amortize the acquisition costs of the leased equipment, which exposes us to risks associated with remarketing the railcars. Our ability to remarket leased railcars profitably is dependent upon several factors, including, among others, market and industry conditions, cost of and demand for newer models, costs associated with the refurbishment of the railcars and interest rates. Our inability to re-lease or sell leased railcars on favorable terms could result in reduced revenues and decrease our overall return.
A reduction in negotiated or arbitrated car hire rates could reduce future car hire revenue.
A significant portion of our leasing and services revenue is derived from “car hire,” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. The system of government prescribed rates has been superseded by a system known as deprescription, whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate, then either party has the right to call for arbitration, in which either the owner’s or user’s rate is selected by the arbitrator to be effective for a one-year period. Substantially all railcars in our fleet are subject to deprescription. There is a risk that car hire rates could be negotiated or arbitrated to lower levels in the future. A reduction in car hire rates could reduce future car hire revenue and adversely affect our financial results. Car hire revenue amounted to $25.3 million, $25.3 million and $27.2 million in 2006, 2005 and 2004.
Risks related to our operations outside of the United States could adversely impact our operating results.
Our operations outside of the United States are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade or economic changes or instability could limit or curtail our foreign business activities and operations. Some foreign countries in which we operate have regulatory authorities that regulate railroad safety, railcar design and railcar component part design, performance and manufacturing. If we fail to obtain and maintain certifications of our railcars and railcar parts within the various foreign countries where we operate, we may be unable to market and sell our railcars in those countries. In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences and price exchange controls could limit operations and make the manufacture and distribution of our products difficult. The uncertainty of the legal environment in these and other areas could limit our ability to enforce our rights effectively. Any international expansion or acquisition that we undertake could amplify these risks related to operating outside of the United States.
Fluctuations in foreign currency exchange rates may lead to increased costs and lower profitability.
Outside of the United States, we operate in Canada, Mexico, Germany and Poland, and our non-U.S. businesses conduct their operations in local currencies and other regional currencies. We also source materials worldwide. Fluctuation in exchange rates may affect demand for our products in foreign markets or our cost competitiveness and may adversely affect our profitability. Although we attempt to mitigate a portion of our exposure to changes in currency rates through currency rate hedges, similar financial instruments and other activities, these efforts cannot fully eliminate the risks associated with the foreign currencies. In addition, some of our borrowings are in foreign currency, giving rise to risk from fluctuations in exchange rates. A material or adverse change in exchange rates could result in significant deterioration of profits or in losses for us.
10                                        The Greenbrier Companies 2006 Annual Report

We have potential exposure to environmental liabilities, which may increase costs or have an adverse effect on results of operations.
We are subject to extensive national, state, provincial and local environmental laws and regulations concerning, among other things, air emissions, water discharge, solid and hazardous substances handling and disposal and employee health and safety. These laws and regulations are complex and frequently change. We may incur unexpected costs, penalties and other civil and criminal liability if we fail to comply with environmental laws. We also may incur costs or liabilities related to off-site waste disposal or cleaning up soil or groundwater contamination at our properties. In addition, future environmental laws and regulations may require significant capital expenditures or changes to our operations.
Our Portland facility is located adjacent to a portion of the Willamette River that has been designated as a federal “National Priority List” or “Superfund” site due to sediment contamination. We, and more than 60 other parties, have received a “General Notice” of potential liability related to the Portland facility. The letter advised that we may be liable for the cost of investigation and remediation (which liability may be joint and several with other potential responsible parties) as well as natural resource damages resulting from the release of hazardous substances to the site. As a result of the above described matters, we have incurred, and expect to incur in the future, costs associated with an EPA-mandated remedial investigation and the State of Oregon’s mandate to control groundwater discharges. Because this work is still underway, we are unable to determine the amount of our ultimate liability relating to these matters. In addition, we may be required to perform periodic maintenance dredging in order to continue to launch vessels from our launch ways on the river, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. The outcome of these matters could have an adverse effect upon our business, results of operations and on our ability to realize value from a potential sale of the land.
Our manufacturer’s warranties expose us to potentially significant claims.
We offer our customers limited warranties for many of our products. Accordingly, we may be subject to significant warranty claims in the future, such as multiple claims based on one defect repeated throughout our production process or claims for which the cost of repairing the defective part is highly disproportionate to the original cost of the part. These types of warranty claims could result in costly product recalls, customers seeking monetary damages, significant repair costs and damage to our reputation.
If warranty claims are not recoverable from third-party component manufacturers due to their poor financial condition or other reasons, we may be subject to warranty claims and other risks for using these materials on our railcars.
We may be liable for physical damage or product liability claims that exceed our insurance coverage.
The nature of our business subjects us to physical damage and product liability claims, especially in connection with the repair and manufacture of products that carry hazardous or volatile materials. We maintain reserves and liability insurance coverage at commercially reasonable levels compared to similarly-sized heavy equipment manufacturers. However, an unusually large physical damage or product liability claim or a series of claims based on a failure repeated throughout our production process may exceed our insurance coverage or result in damage to our reputation.
Some of our employees belong to labor unions and strikes or work stoppage could adversely affect our operations.
We are a party to collective bargaining agreements with various labor unions in Canada and Poland, representing approximately 25% of our workforce, and the agreement with the labor union in Canada expires in October 2006. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot assure you that our relations with our workforce will remain positive or that union organizers will not be successful in future attempts to organize at some of our other facilities. If our workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with lay-offs, shutdowns or reductions in the size and scope of our operations.
The Greenbrier Companies 2006 Annual Report                                         11

Shortages of skilled labor may adversely impact our operations.
We depend on skilled labor in the manufacture of railcars. Some of our facilities are located in areas where demand for skilled laborers often exceeds supply. Shortages of some types of skilled laborers such as welders may restrict our ability to increase production rates and increase our labor costs.
Our level of indebtedness and terms of our indebtedness could adversely affect our business, financial condition and liquidity.
We expect to incur substantial indebtedness, in part, to finance the acquisition of Meridian Rail Holdings Corp. and its subsidiaries. The majority of our long-term debt is non-amoritizing with a balloon payment. There can be no assurance that we will be able to refinance such debt upon maturity, or if refinanced, that it will be at favorable rates and terms. If we are not successful in refinancing our balloon debt, we could experience liquidity issues that would have a significant impact on our financial condition. If we are unable to successfully refinance our debt, we cannot assure you that we will have adequate liquidity to fund our ongoing cash needs. In addition, our high level of indebtedness could limit our ability to borrow additional amounts of money for working capital, capital expenditures, or other purposes. It could also limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt. The high amount of debt increases our vulnerability to general adverse economic and industry conditions and could limit our ability to capitalize on business opportunities and to react to competitive pressures.
We depend on a third party to provide most of the labor services for our Mexico operations and if such third party fails to provide the labor, it could adversely effect our operations.
In Mexico, we depend on a third party to provide us with most of the labor services for our Mexico operations under a services agreement with a term of four years expiring on December 1, 2008, with two three-year options to renew. All of the labor provided is subject to collective bargaining agreements with the third party, over which we have no control. If the third party fails to provide us with the services required by our agreement for any reason, including labor stoppages or strikes or a sale of facilities owned by the third party, our operations could be adversely affected. In addition, we do not have significant experience in hiring labor in Mexico and, if required to provide our own labor, could face significantly higher labor costs, which also could have an adverse effect on our operations.
Our relationships with our alliance partners may not be successful, which could adversely affect our business.
In recent years, we have entered into several agreements with other companies to increase our sourcing alternatives, reduce costs, and pursue opportunities for growth through design improvements. We may seek to expand our relationships or enter into new agreements with other companies. If these relationships are not successful in the future, our manufacturing costs could increase, we could encounter production disruptions, or growth opportunities may not materialize, any of which could adversely affect our business.
We may have difficulty integrating the operations of any companies that we acquire, which may adversely affect our results of operations.
The success of our acquisition strategy will depend upon our ability to successfully complete acquisitions and integrate any businesses that we acquire into our existing business. The integration of acquired business operations including the RCA acquisition and following the closing of the acquisition of Meridian and other recent acquisitions could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. In addition, we may not be effective in retaining key employees or customers of the combined businesses. We may face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Any of these items could adversely affect our results of operations.
We may not be able to procure insurance on a cost-effective basis in the future.
The ability to insure our businesses, facilities and rail assets are important aspects of our ability to manage
12                                        The Greenbrier Companies 2006 Annual Report

risk. As there is only one provider of this insurance to the railcar industry, there is no guarantee that such insurance will be available on a cost-effective basis in the future.
An adverse outcome in any pending or future litigation could negatively impact our business and results of operations.
We are a defendant of several pending cases in various jurisdictions. If we are unsuccessful in resolving these claims, our business and results of operations could be adversely affected. In addition, future claims that may arise relating to any pending or new matters could distract management’s attention from business operations and increase our legal and defense costs, which may also negatively impact our business and results of operations.
Our failure to comply with regulations imposed by federal and foreign agencies could negatively affect our financial results.
Our railcar operations are subject to extensive regulation by governmental regulatory and industry authorities and by federal and foreign agencies. These organizations establish rules and regulations for the railcar industry, including construction specifications and standards for the design and manufacture of railcars; mechanical, maintenance and related standards; and railroad safety. New regulatory rulings and regulations from these federal or foreign agencies may impact our financial results and the economic value of our assets. In addition, if the cost of compliance is too high or we fail to comply with the requirements and regulations of these agencies, we could face sanctions and penalties that could negatively affect our financial results.
Our implementation of a new enterprise resource planning (ERP) system may result in problems that could negatively impact our business.
We have hired a third party vendor to assist with the design and implementation of a company-wide ERP system that supports substantially all of our operating and financial functions, including inventory management, billing, customer management, vendor management, accounting and financial reporting systems. We intend to begin implementation of the system during 2007. We may experience problems in connection with such implementations, including but not limited to, potential bugs in the system, component or supply delays, training requirements and other integration challenges and delays. A significant implementation problem, if encountered, could negatively impact our business by disrupting our operations. Additionally, a significant problem with the implementation or ongoing management and operation of the ERP system could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely effect our ability to manage our business.
Our governing documents contain some provisions that may prevent or make more difficult an attempt to acquire us.
Our Articles of Incorporation and Bylaws, as currently in effect, contain some provisions that may be deemed to have antitakeover effects, including:

•	a classified board of directors, with each class containing as nearly as possible one-third of the total number of members of the board of directors and the members of each class serving for staggered three-year terms;

•	a vote of at least 55% of our voting securities to amend some provisions of our Articles of Incorporation;

•	no less than 120 days’ advance notice with respect to nominations of directors or other matters to be voted on by shareholders other than by or at the direction of the board of directors;

•	removal of directors only with cause; and

•	the calling of special meetings of stockholders only by the president, a majority of the board of directors or the holders of not less than 25% of all votes entitled to be cast on the matters to be considered at such meeting.
We also maintain a stockholder rights plan pursuant to which each stockholder has received a dividend distribution of one preferred stock purchase right per share of common stock owned. The stockholder rights plan and the other provisions discussed above may have antitakeover effects because they may delay, defer or prevent an unsolicited acquisition proposal that some, or a majority, of our stockholders might believe to be in their best interests or in which stockholders might receive a premium for their common stock over the then-prevailing market price.
The Oregon Control Share Act and business combination law may limit parties who acquire a significant amount of voting shares from exercising control over us for specific periods of time. These
The Greenbrier Companies 2006 Annual Report                                         13

acts may length en the period for a proxy contest or for a person to vote their shares to elect the majority of our Board and change management.
Failure of any one of our manufacturing facilities to be competitive could negatively impact our business.
The competitiveness of our individual manufacturing facilities depends upon a variety of factors, including:

•	efficiency of the facility and the local work force;

•	prevailing wage rates and labor costs;

•	geographical location in relation to customers and suppliers;

•	relative currency values; and

•	product mix and suitability of the facility for manufacture of particular types of railcars.
The company continually evaluates the competitiveness of each of its facilities. A decision to close or discontinue operations of a facility could result in an impairment charge or reduction in the carrying value of the facility and other related costs on the Company’s consolidated financial statements.
Item 1b. UNRESOLVED STAFF COMMENTS
None
14                                        The Greenbrier Companies 2006 Annual Report

ITEM 2.          PROPERTIES
We operate at the following material facilities as of August 31, 2006:

Description	Size	Location	Status

Manufacturing Segment

Railcar and marine manufacturing facility and wheel reconditioning shop	63 acres including 908,000 sq. ft. of manufacturing space and a 750-ft. side-launch ways for launching ocean going vessels	Portland, Oregon	Owned

Railcar manufacturing facility	100 acres with 764,000 sq. ft. of manufacturing space	Trenton, Nova Scotia Canada	Owned

Railcar manufacturing facility	88 acres with 676,000 sq. ft. of manufacturing space	Swidnica, Poland	Owned

Railcar manufacturing and wheel reconditioning shop	462,000 sq. ft. of manufacturing space, which includes a 152,000 sq. ft. wheel reconditioning shop	Sahagun, Mexico	Leased

Railcar repair facility	70 acres	Cleburne, Texas	Leased with purchase option

Railcar repair facility	51.7 acres	Kansas City, Missouri	Leased

Railcar repair facility	40 acres	Finley, Washington	Leased with purchase option

Railcar repair facility	32 acres	Dothan, Alabama	Owned

Railcar repair facility	18 acres	Atchison, Kansas	Owned

Railcar repair facility	11.6 acres	Hodge, Louisiana	Owned

Railcar repair facility	5.4 acres	Springfield, Oregon	Leased

Railcar repair facility	0.9 acres	Empire, California	Leased

Railcar repair facility	3.3 acres	Golden, Colorado	Leased

Wheel reconditioning shop	5.6 acres	Tacoma, Washington	Leased

Wheel reconditioning shop	0.5 acres	Pine Bluff, Arkansas	Leased

Leasing & Services Segment

Executive offices, railcar marketing and leasing activities	37,000 sq. ft.	Lake Oswego, Oregon	Leased
We believe that our facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate to meet our operating needs for the foreseeable future. We continually evaluate the need for expansion and upgrading of our railcar manufacturing and refurbishment facilities in order to remain competitive and to take advantage of market opportunities.
The Greenbrier Companies 2006 Annual Report                                         15

Item 3.          LEGAL PROCEEDINGS
From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. The most significant litigation is as follows:
On April 20, 2004, BC Rail Partnership initiated litigation against us in the Supreme Court of Nova Scotia, alleging breach of contract and negligent manufacture and design of railcars which were involved in a 1999 derailment. No trial date has been set.
On November 3, 2004, and November 4, 2004, in the District Court of Tarrant County, Texas, and in the District Court of Lancaster County, Nebraska, respectively, litigation was initiated against us by Burlington Northern Sante Fe (BNSF). BNSF stayed the Nebraska action electing to proceed in Texas. BNSF alleges the failure of a supplier-provided component part on a railcar manufactured by us in 1988, resulted in a derailment and a chemical spill and claims $14.0 million in damages. On June 24, 2006, the District Court of Tarrant County, Texas, entered an order granting our motion for summary judgment as to all claims. On August 7, 2006, BNSF gave notice of appeal.
A customer, SEB Finans AB (SEB), and we have raised performance concerns related to a component that we installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against us alleging that the cars are defective and cannot be used for their intended purpose. SEB seeks damages in an undisclosed amount and in addition late delivery penalties in the amount of 1.1 million Euros. In a Statement of Defense and Counterclaim filed with the Arbitral Tribunal on February 1, 2006, we denied that there were defects in the railcar units delivered for which we are liable and filed counterclaims against SEB in total amounting to approximately $11.0 million plus interest representing payments in default under the contract. We believe that applicable law provides an opportunity to remedy the performance issues and that an engineering solution is likely. The component supplier has filed for the United Kingdom equivalent of bankruptcy protection. Accordingly, our recourse against the supplier may be of limited or no value. Arbitration hearings tentatively scheduled for early November have been rescheduled to May 2007 by mutual agreement. The parties continue to discuss alternative resolutions of the dispute.
Management intends to vigorously defend its position in each of the open foregoing cases and believes that any ultimate liability resulting from the above litigation will not materially affect our Consolidated Financial Statements.
We are involved as a defendant in other litigation initiated in the ordinary course of business. While the ultimate outcome of such legal proceedings cannot be determined at this time, management believes that the resolution of these actions will not have a material adverse effect on our Consolidated Financial Statements.
Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
Item 5.          MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 429 holders of record of common stock as of October 20, 2006. The following table shows the reported high and low sales price of our common stock on the New York Stock Exchange.

	High	Low

2006
Fourth quarter	$34.90	$23.56
Third quarter	$46.63	$32.80
Second quarter	$40.00	$26.75
First quarter	$33.56	$24.67
2005
Fourth quarter	$30.70	$25.80
Third quarter	$37.15	$25.40
Second quarter	$36.99	$25.56
First quarter	$29.85	$19.69
Quarterly dividends of $.08 per share have been declared since the fourth quarter of 2005. Quarterly dividends of $.06 per share were declared from the fourth quarter of 2004 through the third quarter of 2005. There is no assurance as to the payment of future dividends as they are dependent upon future earnings, capital requirements and our financial condition.
16                                        The Greenbrier Companies 2006 Annual Report

Equity Compensation Plan Information
The following table provides certain information as of August 31, 2006 with respect to our equity compensation plans under which our equity securities are authorized for issuance.

	Number of securities		Number of securities
	to be issued	Weighted average	remaining available
	upon exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans

Equity compensation plans approved by security holders (1)	69,396	$6.96	877,816

Equity compensation plans not approved by security holders	None	None	None

(1)	Includes the Stock Incentive Plan 2000 (The 2000 Plan) and the 2005 Stock Incentive Plan.
The Greenbrier Companies 2006 Annual Report                                         17

Item 6.          SELECTED FINANCIAL DATA

YEARS ENDED AUGUST 31,
(Dollar amounts in thousands)	2006		2005	2004		2003	2002

Statement of Operations Data
Revenue:
Manufacturing	$851,289		$941,161	$653,234		$461,882	$295,074
Leasing & services	102,534		83,061	76,217		70,443	72,250

	$953,823		$1,024,222	$729,451		$532,325	$367,324

Earnings (loss) from continuing operations	$39,536		$29,822	$20,039		$4,317	$(26,094)
Earnings from discontinued operations	62	(1)	—	739	(1)	—	—

Net earnings (loss)	$39,598		$29,822	$20,778		$4,317	$(26,094	) (2)

Basic earnings (loss) per common share:
Continuing operations	$2.51		$1.99	$1.38		$.31	$(1.85)
Net earnings (loss)	$2.51		$1.99	$1.43		$.31	$(1.85)

Diluted earnings (loss) per common share:
Continuing operations	$2.48		$1.92	$1.32		$.30	$(1.85)
Net earnings (loss)	$2.48		$1.92	$1.37		$.30	$(1.85)

Weighted average common shares outstanding:
Basic	15,751		15,000	14,569		14,138	14,121
Diluted	15,937		15,560	15,199		14,325	14,121
Cash dividends paid per share	$.32		$.26	$.06		—	$.06

Balance Sheet Data
Total assets	$877,314		$671,207	$508,753		$538,948	$527,446
Notes payable	$362,314		$214,635	$97,513		$117,989	$144,131
Subordinated debt	$2,091		$8,617	$14,942		$20,921	$27,069
Stockholders’ equity	$219,281		$176,059	$139,289		$111,142	$103,139

Other Operating Data
New railcar units delivered	11,400		13,200	10,800		6,500	4,100
New railcar units backlog	14,700		9,600	13,100		10,700	5,200
Lease fleet:
Units managed	135,320		128,645	122,676		114,701	35,562
Units owned	9,311		9,958	10,683		12,015	14,317
Cash Flow Data
Capital expenditures:
Manufacturing	$18,027		$16,318	$7,161		$7,390	$4,294
Leasing & services	122,542		52,805	35,798		4,505	18,365

	$140,569		$69,123	$42,959		$11,895	$22,659

Depreciation and amortization:
Manufacturing	$12,618		$12,205	$9,399		9,081	13,903
Leasing & services	12,635		10,734	11,441		9,630	9,594

	$25,253		$22,939	$20,840		$18,711	$23,497

Ratio of earnings to fixed charges (3)	2.83		3.55	2.84		1.52	(0.86)

(1)	Consists of a reduction in loss contingency associated with the settlement of litigation relating to the logistics business that was discontinued in 1998. See Note 4 to the Consolidated Financial Statements.
(2)	Includes $11.5 million (net of tax) of special charges, which principally relate to restructuring and write-down of European operations.
(3)	The ratio of earnings to fixed charges is computed by dividing earnings before fixed charges by fixed charges. Earnings before fixed charges consist of earnings (loss) before income tax, minority interest and equity in unconsolidated subsidiaries, plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and the portion of rental expense that we believe is representative of the interest component of lease expense. For the year ended August 31, 2002, there was a deficiency of earnings to fixed charges of $47.2 million.
18                                        The Greenbrier Companies 2006 Annual Report

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
We currently operate two primary business segments: manufacturing and leasing & services. These two business segments are operationally integrated. With operations in the United States, Canada, Mexico and Europe the manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars, marine vessels and performs railcar repair, refurbishment and maintenance activities. We produce rail castings through an unconsolidated joint venture and may also manufacture new freight cars through the use of unaffiliated subcontractors. At August 31, 2006, the leasing & services segment owned approximately 9,000 railcars and provided management services for approximately 135,000 railcars for railroads, shippers, carriers and other leasing and transportation companies. Segment performance is evaluated based on margins.
During 2006, we received several significant new orders and continue to focus on railcar types where future demand is anticipated to be robust. Our manufacturing backlog of railcars for sale and lease as of August 31, 2006 was approximately 14,700 railcars with an estimated value of $1.0 billion compared to 9,600 railcars valued at approximately $550.0 million as of August 31, 2005. Current period backlog includes approximately 12,000 units that will be delivered to the customer over a multi-year period ending in 2010. Approximately 7,700 units under this contract are for delivery beyond calendar 2007 and are subject to our fulfillment of certain competitive conditions. Substantially all of the current backlog has been priced to cover anticipated material price increases and surcharges. As these sales prices include an anticipated pass-through of vendor material price increases and surcharges, they are not necessarily indicative of increased margins on future production. There is still risk that material prices could increase beyond amounts used to price our sale contracts which would adversely impact margins in our backlog.
Certain materials and components continue to be in short supply, including castings, wheels, axles and couplers, which could potentially impact production at our new railcar and refurbishment facilities. In an effort to mitigate shortages and reduce supply chain costs, we have entered into strategic alliances for the global sourcing of certain components and continue to pursue strategic opportunities to protect and enhance our supply chain.
We further strengthened our liquidity position with a $100.0 million convertible note offering in May 2006 and a $60.0 million senior unsecured debt offering in November 2005. This additional cash gives us the flexibility to execute on our strategy of growing our core businesses, both organically and through acquisition.
We have been actively managing our railcar leasing portfolio to diversify the railcar types, age of equipment, and length of lease terms. During the year, we sold a portion of our older assets to take advantage of market conditions. We continue to grow the lease portfolio with purchases of both new and used railcars.
In December 2005, all of the Canadian subsidiary shares subject to mandatory redemption of $3.7 million were redeemed for $5.3 million. The redemption resulted in a $0.9 million decrease in accumulated other comprehensive income and a $0.7 million increase in interest expense.
Subsequent to year end, we purchased substantially all of the operating assets of Rail Car America, Inc. (RCA), its American Hydraulics division, and its wholly owned subsidiary, Brandon Corp. for approximately $34.0 million. RCA is a leading provider of intermodal and conventional railcar repair services in North America, operating from four repair facilities throughout the United States. RCA also reconditions and repairs end of railcar cushioning units through its American Hydraulics division and operates a switching railroad in Nebraska through Brandon Corp. This acquisition is anticipated to further leverage synergies across our integrated business units, enhance our intermodal leadership position and expand the geographic reach of our repair network. Demand for intermodal railcar repair and maintenance is accelerating as the intermodal fleet ages, providing strong future growth prospects.
In October 2006, we formed a joint venture with Grupo Industrial Monclova (GIMSA) to build new railroad freight cars for the North American marketplace at GIMSA’s existing manufacturing facility, located in Monclova, Mexico. The initial investment will be less than $10.0 million for one production line and each party will maintain a 50% interest in the joint venture. Production is expected to commence in the second calendar quarter of 2007.
The Greenbrier Companies 2006 Annual Report                                         19

In October 2006, we entered into a definitive agreement to acquire the stock of Meridian Rail Holdings, Corp. for $227.5 million in cash, plus or minus working capital adjustments. Meridian is a leading supplier of wheel maintenance services to the North American freight car industry. Operating out of six facilities, Meridian supplies replacement wheel sets and axles to approximately 170 freight car maintenance locations where worn or damaged wheels, axles, or bearings are replaced. Meridian also operates a coupler reconditioning facility and performs railcar repair at one of its wheel services facilities. The acquisition is expected to close in November 2006, subject to customary closing conditions.
We have entered into a commitment to increase our revolving line of credit in the U.S. and Canada to an aggregate of $275.0 million. The amended five year facility will replace our existing facility aggregating $150.0 million and will be used to support the Meridian acquisition and provide working capital and interim financing of equipment for U.S. and Mexican operations. It is expected to close on or before the closing of the Meridian acquisition.
Results of Operations
Overview
Total revenue was $953.8 million, $1.0 billion and $729.5 million for the years ended August 31, 2006, 2005 and 2004. Net earnings for 2006, 2005 and 2004 were $39.6 million or $2.48 per diluted common share, $29.8 million or $1.92 per diluted common share and $20.8 million or $1.37 per diluted common share.
Manufacturing Segment
Manufacturing revenue includes new railcar, marine, refurbishment and maintenance activities. New railcar delivery and backlog information disclosed herein includes all facilities and orders that may be manufactured by unaffiliated subcontractors.
Our purchase on December 1, 2004 of Bombardier’s equity interest in the railcar manufacturing joint venture located in Mexico brought our ownership percentage to 100%. As a result, the financial results of the subsidiary, formerly accounted for under the equity method, are consolidated beginning December 1, 2004.
Manufacturing revenue was $851.3 million, $941.2 million and $653.2 million for the years ended 2006, 2005 and 2004. Railcar deliveries, which are the primary source of manufacturing revenue, were approximately 11,400 units in 2006 compared to 13,200 units in 2005 and 10,800 units in 2004. Manufacturing revenue decreased $89.9 million or 9.6% in 2006 as compared to 2005 primarily due to lower deliveries resulting from changes in production rates to meet customer delivery requirements, a slower European freight car market, increases in internal production and subcontracted deliveries in the prior period. Manufacturing revenue increased $288.0 million or 44.1% in 2005 as compared to 2004 primarily due to $147.6 million of revenue from our Mexican operation that was accounted for under the equity method in the prior comparable period and the first quarter of 2005. The balance of the increase was principally due to increased deliveries, a higher average railcar sales price associated with scrap and material surcharges and greater volumes of subcontracted production.
Manufacturing margin percentage was 11.4% in 2006 compared to 8.8% in 2005. The increase was primarily due to lower costs on certain materials, operating efficiency improvements at certain of our facilities and a $3.1 million reduction in warranty accruals associated with expiration of warranty periods and the settlement of an outstanding warranty claim. In addition, the prior period was adversely impacted by production issues in Europe, surcharges and price increases on materials that could not be passed onto the customer, temporary production issues at another facility and inclement weather-related closures. Manufacturing margin percentage was 8.8% in 2005 compared to 8.9% in 2004. As sales prices and costs increase by the same amount to cover surcharges, margins as a percentage of revenue decline. In addition, the benefits of higher margin railcar types, efficiencies of long production runs and increased volumes were offset by production issues in Europe, in particular issues surrounding component parts on one railcar type.
Leasing & Services Segment
Leasing & services revenue was $102.5 million, $83.1 million and $76.2 million for the years ended 2006, 2005 and 2004. The $19.4 million increase in revenue from 2005 to 2006 was primarily the result of a $4.1 million increase in gains on sale of assets from the lease fleet, $11.3 million in net new lease additions, $2.7 million in interim rentals on assets held for sale and increased interest income on higher cash balances, partially offset by lower utilization on certain management agreements. The $6.9 million increase in revenue in 2005 from 2004 was primarily
20                                        The Greenbrier Companies 2006 Annual Report

the result of a $6.2 million increase in gains on sale of assets from the lease fleet, higher utilization on managed equipment, the growth of the operating lease portfolio, partially offset by the maturation of the direct finance lease portfolio and reduced car hire revenue associated with lease terminations.
During 2006, we realized $10.9 million in pre-tax earnings on the disposition of leased equipment compared to $6.8 million in 2005 and $0.6 million in 2004. Assets from our lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & services margin percentage was 59.0% in 2006 compared to 50.5% in 2005 and 44.6% in 2004. The increase in 2006 was primarily a result of gains on sales from the lease fleet and interim rental on assets held for sale both of which have no associated cost of revenue; renewal of leases at higher lease rates; newer lease equipment with lower maintenance costs; partially offset by decreased utilization on management agreements. The prior period included a rate adjustment due to increased utilization on certain management agreements. Margins increased in 2005 as a result of gains on sales from the lease fleet and the impact of the rate adjustments related to increased utilization on certain management agreements.
Other costs
Selling and administrative expense was $70.9 million, $57.4 million and $48.3 million in 2006, 2005 and 2004. The $13.5 million increase from 2005 to 2006 is primarily the result of increases in employee costs which include new employees, transition costs associated with succession planning, compensation and benefit increases and incentive compensation; $2.8 million in amortization of the value of restricted stock grants; increases in professional fees associated with strategic initiatives; expenses associated with improvements to our technology infrastructure; increases in European research and development costs; partially offset by reduced legal fees as the prior period included $2.5 million in legal and professional expenses associated with litigation and responses related to actions by Alan James, a former member of the board of directors. The $9.1 million increase from 2004 to 2005 is primarily the result of the inclusion of $1.7 million in expenses for our Mexican operation which was accounted for under the equity method in the prior comparable period, higher employee related costs including incentive compensation and increases in professional fees associated with litigation, compliance with Sarbanes-Oxley legislation and strategic initiatives.
Interest and foreign exchange expense was $25.4 mil-lion, $14.8 million and $11.5 million in 2006, 2005 and 2004. The $10.6 million increase from 2005 to 2006 is due to higher outstanding debt levels, $0.8 million in interest on the IRS settlement, $0.7 million in interest paid on the purchase of subsidiary shares subject to mandatory redemption and $0.8 million in debt issuance costs, partially offset by foreign exchange fluctuations. Foreign exchange gains of $1.6 million were recognized in 2006 compared to foreign exchange losses of $0.8 million in 2005. Increases from 2004 to 2005 were primarily the result of increased debt levels and foreign exchange losses.
During 2005, we incurred special charges of $2.9 million consisting of debt prepayment penalties and costs associated with settlement of interest rate swap agreements on certain debt that was refinanced with senior unsecured notes. The year ended August 31, 2004 includes special charges totaling $1.2 million which consist of a $7.5 million write-off of the remaining balance of European designs and patents, partially offset by a $6.3 million reduction of purchase price liabilities associated with the settlement of arbitration regarding the acquisition of European designs and patents.
Income Tax
Our effective tax rate was 35.5%, 39.8% and 29.2% for the years ended August 31, 2006, 2005 and 2004. Tax expense for 2006 includes $2.2 million associated with a settlement with the IRS in conjunction with completion of an audit of our tax returns for the years 1999-2002. In addition, 2006 includes a $3.7 million tax benefit for a realization of a deferred tax asset at our Mexican subsidiary based on financial projections that indicated we will more likely than not be able to fully utilize the net operating loss carryforwards. The 2004 income tax rate was impacted by a $6.3 million non-taxable purchase price adjustment relating to the purchase of European designs and patents.
The fluctuations in the effective tax rate are due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating losses for certain operations with no related accrual of tax benefit. Our tax rate in the United States for the year ended August 31, 2006 represents a tax rate of 41.0% as
The Greenbrier Companies 2006 Annual Report                                         21

compared to 42.0% in the prior comparable periods. The reduction in United States tax rate is due to reduced state income tax rates and the current period implementation of the manufacturing tax deduction included in the American Jobs Creation Act of 2004. All periods include varying tax rates on foreign operations.
During the year, we reached a settlement with the Internal Revenue Service (IRS) relating to an audit of our federal income tax returns for the years ended 1999 through 2002. In connection with the audit, the IRS reviewed our decision to take a deduction in the amount of $52.6 million on our 2002 federal tax return relating to our European operations. As a result of the settlement, we recorded a $3.0 million after-tax charge, consisting of interest of $0.8 million and taxes of $2.2 million, in our 2006 Consolidated Statement of Operations.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings of unconsolidated subsidiaries was $0.2 million in 2006, a loss of $0.3 million in 2005 and a loss of $2.0 million in 2004. Earnings in 2006 consist entirely of results from our castings joint venture. The loss in 2005 consists of a $0.7 million loss from our Mexican railcar manufacturer joint venture, partially offset by $0.4 million in earnings from our investment in our castings joint venture. Earnings from the castings joint venture have declined in the current period due to additional warranty accruals and closure costs at one of the two joint venture foundries which operated on a temporary basis until the second more efficient facility was fully operational. Equity in loss of the castings joint venture was a loss of $0.8 million in 2004 primarily due to start-up costs and temporary plant shutdowns associated with equipment issues.
The Mexican railcar manufacturing joint venture contributed approximately $0.7 million and $1.2 million to loss from unconsolidated subsidiaries in 2005 and 2004. As a result of purchasing our joint venture partner’s interest in the venture, the financial results of the entity were consolidated beginning on December 1, 2004. Accordingly, 2005 loss from unconsolidated subsidiaries only includes results of the Mexican operation through November 30, 2004.
Liquidity and Capital Resources
We have been financed through cash generated from operations and borrowings. At August 31, 2006, cash increased $69.7 million to $142.9 million from $73.2 million at the prior year end. Cash increases were primarily the result of the issuance of $60.0 million of senior unsecured notes in November 2005 and $100.0 million in convertible senior notes in May 2006.
On May 22, 2006, we issued at par $100.0 million aggregate principal amount of 2.375% convertible senior notes due 2026. These notes are now publicly registered with the Securities and Exchange Commission (SEC). Interest will be paid semiannually in arrears commencing November 15, 2006. Payment on the notes is guaranteed by substantially all of our domestic subsidiaries.
On November 21, 2005, we issued at par $60.0 million aggregate principal amount of 8 3/8% senior unsecured notes due 2015. The transaction was an additional offering under the indenture entered into in connection with our sale of $175.0 million of senior unsecured notes in May 2005. The $235.0 million combined senior unsecured notes (the Notes) have identical terms and are now publically registered with the SEC. Payment on the notes is guaranteed by substantially all of our domestic subsidiaries. Interest is paid in arrears on May 15th and November 15th of each year.
Cash provided by operations for the year ended August 31, 2006, was $39.5 million compared to cash used in operations of $16.7 million in the prior year. Increases in operating cash were the result of improved earnings partially offset by changes in timing of working capital requirements particularly related to inventory. Inventories at August 31, 2006 increased from August 31, 2005 levels primarily as a result of the build-up of inventory for the changeover to new car types and purchases made to take advantage of favorable pricing and availability of parts. The increase in usage in cash from 2004 to 2005 is primarily due to increases in railcars held for sale that were sold in 2006 and changes in timing of working capital including longer payment terms on the sale of certain railcars in August 2005.
Cash used in investing activities for the year ended August 31, 2006 was $111.1 million compared to $21.3 million in 2005 and $14.8 million in 2004. The usage was primarily the result of increases in capital expenditures for the lease fleet offset partially by proceeds from equipment sales of $28.9 million in 2006, $32.5 million in 2005 and $16.2 million in 2004 and $8.4 million of net cash acquired in 2005 in the acquisition of the remaining joint venture interest in Mexico.
22                                        The Greenbrier Companies 2006 Annual Report

Capital expenditures totaled $140.6 million, $69.1 million and $43.0 million in 2006, 2005 and 2004. Of these capital expenditures, approximately $122.6 million, $52.8 million and $35.8 million in 2006, 2005 and 2004 were attributable to leasing & services operations. Capital expenditures have increased over the past several years as a result of purchases of railcars to expand our lease portfolio. Leasing & services capital expenditures for 2007 are expected to be approximately $100.0 million. We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures.
Approximately $18.0 million, $16.3 million and $7.2 million of capital expenditures for 2006, 2005 and 2004 were attributable to manufacturing operations. Capital expenditures for manufacturing are expected to be approximately $20.0 million in 2007.
Cash provided by financing activities of $142.5 million for the year ended August 31, 2006 compared to cash provided by financing activities of $97.6 million in 2005 and cash used in financing activities of $37.6 million in 2004. During 2006, we received $154.6 million in net proceeds from a senior unsecured debt offering and a convertible debt offering, repaid $13.2 million in term debt and paid dividends of $5.0 million. During 2005, we received $169.8 million in net proceeds from a senior unsecured debt offering, repaid $67.7 million in term debt and paid dividends of $3.9 million. Cash usage during 2004 was primarily for scheduled repayments of borrowings of $35.5 million in term debt and revolving notes was repaid.
All amounts originating in foreign currency have been translated at the August 31, 2006 exchange rate for the following discussion. Credit facilities aggregated $179.9 million as of August 31, 2006. Available borrowings are based on defined levels of inventory, receivables, leased equipment and property, plant and equipment, as well as total debt to consolidated capitalization, tangible net worth and interest coverage ratios which at August 31, 2006 levels would provide for maximum borrowing of $148.4 million of which $22.4 million is outstanding. A $125.0 million revolving line of credit is available through June 2010 to provide working capital and interim financing of equipment for the United States and Mexican operations. A $27.2 million line of credit is available through June 2010 for working capital for Canadian manufacturing operations. Lines of credit totaling $27.7 million are available principally through June 2008 for working capital for the European manufacturing operation. Advances bear interest at rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. At August 31, 2006, there were no borrowings outstanding under the North American credit facilities and $22.4 million outstanding under the European manufacturing credit lines.
We have entered into a commitment to increase our revolving line of credit in the U.S. and Canada aggregating $275.0 million. The new five-year facility will replace our existing facility and will be used to support the Meridian acquisition and provide additional liquidity. It is expected to close on or before the closing of the Meridian acquisition.
In accordance with customary business practices in Europe, we have $14.6 million in bank and third party performance, advance payment and warranty guarantee facilities, all of which has been utilized as of August 31, 2006. To date no amounts have been drawn under these performance, advance payment and warranty guarantees.
We have advanced $1.7 million in long term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of August 31, 2006, this same unconsolidated subsidiary had $8.3 million in third party debt for which we have guaranteed 33% or approximately $2.8 million.
We have outstanding letters of credit aggregating $2.1 million associated with material purchases and payroll.
Foreign operations give rise to risks from changes in foreign currency exchange rates. We utilize foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counter-party non-performance.
Dividends have been paid each quarter since the fourth quarter of 2004 when dividends of $.06 per share were reinstated. The dividend was increased to $.08 per share in the fourth quarter of 2005.
We regularly monitor and evaluate conditions in the capital markets and may issue additional debt or equity from time to time. We expect existing funds and cash generated from operations, together with proceeds from financing activities, including borrowings under existing credit facilities and long term financing, to be sufficient to fund dividends, if any, working capital needs, planned capital expenditures and expected debt repayments for the foreseeable future.
The Greenbrier Companies 2006 Annual Report                                         23

The following table shows our estimated future contractual cash obligations as of August 31, 2006(1):

	Year Ending

(In thousands)	Total	2007	2008	2009	2010	2011	Thereafter

Notes payable	$362,314	$4,517	$3,978	$4,170	$5,373	$3,299	$340,977
Interest	231,036	23,649	23,439	23,180	22,862	22,514	115,392
Purchase commitments (2)	30,742	30,742	—	—	—	—	—
Revolving notes	22,429	22,429	—	—	—	—	—
Operating leases	14,743	5,718	3,658	2,537	1,189	671	970
Participation	13,564	9,337	3,629	330	109	98	61
Railcar leases	9,102	3,943	2,656	1,351	264	228	660

	$683,930	$100,335	$37,360	$31,568	$29,797	$26,810	$458,060

(1)	Subordinated debt is not included as any amounts due are retired from the sales proceeds of the related railcars.

(2)	Purchase commitments consist of obligations to third parties for railcar purchases.
In 1990, we entered into an agreement for the purchase and refurbishment of over 10,000 used railcars between 1990 and 1997. The agreement provides that, under certain conditions, the seller will receive a percentage of defined earnings of a subsidiary, and further defines the period when such payments are to be made. Such amounts, referred to as participation, are accrued when earned, charged to leasing & services cost of revenue, and unpaid amounts are included as participation in the Consolidated Balance Sheets. Participation expense was $1.7 million, $1.6 million and $1.7 million in 2006, 2005 and 2004. Payment of participation was $12.1 million in 2006.
Off Balance Sheet Arrangements
We do not currently have off balance sheet arrangements that have or are likely to have a material current or future effect on our Consolidated Financial Statements.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes and disclosure of contingent assets and liabilities within the financial statements. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from those estimates.
Income taxes - For financial reporting purposes, income tax expense is estimated based on planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position taken in preparation of a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting a position different than that taken by us, differences in tax expense or between current and deferred tax items may arise in future periods. Such differences, which could have a material impact on our financial statements, would be reflected in the financial statements when management considers them probable of occurring and the amount reasonably estimable. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized. Our estimates of the realization of deferred tax assets is based on the information available at the time the financial statements are prepared and may include estimates of future income and other assumptions that are inherently uncertain.
Maintenance obligations - We are responsible for maintenance on a portion of the managed and owned lease fleet under the terms of maintenance obligations defined in the underlying lease or management agreements. The estimated maintenance liability is based on maintenance histories for each type and age of railcar. These estimates involve judgment as to the future costs of repairs and the types and timing of repairs required over the lease term. As we cannot predict with certainty the prices, timing and volume of maintenance needed in the future on railcars under long-term leases, this estimate is uncertain and could be materially different from maintenance requirements. The
24                                        The Greenbrier Companies 2006 Annual Report

liability is periodically reviewed and updated based on maintenance trends and known future repair or refurbishment requirements. However, these adjustments could be material in the future due to the inability to predict future maintenance requirements.
Warranty accruals - Warranty costs are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types.
These estimates are inherently uncertain as they are based on historical data for existing products and judgment for new products. If warranty claims are made in the current period for issues that have not historically been the subject of warranty claims and were not taken into consideration in establishing the accrual or if claims for issues already considered in establishing the accrual exceed expectations, warranty expense may exceed the accrual for that particular product. Conversely, there is the possibility that claims may be lower than estimates. The warranty accrual is periodically reviewed and updated based on warranty trends. However, as we cannot predict the amount or timing of future claims, the potential exists for the difference in any one reporting period to be material.
Initial Adoption of Accounting Policies - On September 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (stock options and restricted stock) granted to employees. The implementation did not have a material effect on the Consolidated Financial Statements as all stock options were vested prior to August 31, 2005. Restricted stock grants are currently being recorded as compensation expense over the vesting period, consistent with prior periods.
Prospective Accounting Changes - In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes andSFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. This statement is effective for any accounting changes and corrections of errors made by us beginning September 1, 2006.
In July 2006, the FASB issued FASB interpretation (FIN) No. 48, Accounting for Uncertainties in Income tax - an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainties in income taxes. It prescribes a recognition and measurement threshold for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for us for the fiscal year beginning September 1, 2007. Management has not yet determined the impact on the Consolidated Financial Statements.
Forward Looking Statements
From time to time, Greenbrier or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. These forward-looking statements rely on a number of assumptions concerning future events. You can identify these forward-looking statements by forward-looking words such as “expect,” “anticipate,” “believe,” “intend,” “plan,” “seek,” “forecast,” “estimate,” “continue,” “may,” “will,” “would,” “could,” “likely” and similar expressions. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those currently anticipated. Important factors that could cause actual results to differ materially from those currently anticipated or suggested by these forward-looking statements and that could adversely affect our future financial performance and stockholder value are identified in “Risk Factors” and may also include the following:

•	continued industry demand at current levels for railcar products, given substantial price increases;

•	industry overcapacity and our manufacturing capacity utilization;

•	ability to utilize beneficial tax strategies;

•	decreases in carrying value of assets due to impairment;
The Greenbrier Companies 2006 Annual Report                                         25

•	changes in future maintenance requirements;

•	effects of local statutory accounting conventions on compliance with covenants in certain loan agreements;

•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under existing contracts as anticipated; and

•	ability to replace maturing lease revenue and earnings with revenue and earnings from additions to the lease fleet and management services.
Any forward-looking statement should be considered in light of these factors and reflects our belief only at the time the statement is made. We assume no obligation to update or revise any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting the forward-looking statements.
Item 7a.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We have operations in Canada, Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate our exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At August 31, 2006, $32.2 million of forecast sales were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At August 31, 2006, net assets of foreign subsidiaries aggregated $39.6 million and a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stock-holders’ equity of $4.0 million, 1.8% of total stock-holders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed our floating rate debt with interest rate swap agreements, effectively converting $13.4 million of variable rate debt to fixed rate debt. At August 31, 2006, the exposure to interest rate risk is limited since 92% of our debt has fixed rates. As a result, we are only exposed to interest rate risk relating to our revolving debt and a portion of term debt. At August 31, 2006, a uniform 10% increase in interest rates would result in approximately $0.2 million of additional annual interest expense.
26                                        The Greenbrier Companies 2006 Annual Report

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets
AUGUST 31,

(In thousands, except per share amounts)	2006	2005

Assets
Cash and cash equivalents	$142,894	$73,204
Restricted cash	2,056	93
Accounts and notes receivable	115,565	122,957
Inventories	163,151	121,698
Railcars held for sale	35,216	59,421
Investment in direct finance leases	6,511	9,974
Equipment on operating leases	301,009	183,155
Property, plant and equipment	80,034	73,203
Other	30,878	27,502

	$877,314	$671,207

Liabilities and Stockholders’ Equity
Revolving notes	$22,429	$12,453
Accounts payable and accrued liabilities	204,793	195,258
Participation	11,453	21,900
Deferred income tax	37,472	31,629
Deferred revenue	17,481	6,910
Notes payable	362,314	214,635
Subordinated debt	2,091	8,617
Subsidiary shares subject to mandatory redemption	–	3,746
Commitments and contingencies (Notes 24 & 25)	–	–
Stockholders’ equity:
Preferred stock - without par value; 25,000 shares authorized; none outstanding	–	–
Common stock - without par value; 50,000 shares authorized; 15,954 and 15,479 outstanding at August 31, 2006 and 2005	16	15
Additional paid-in capital	71,124	62,768
Retained earnings	148,542	113,987
Accumulated other comprehensive loss	(401)	(711)

	219,281	176,059

	$877,314	$671,207

The accompanying notes are an integral part of these financial statements.
The Greenbrier Companies 2006 Annual Report                                         27

Consolidated Statements of Operations
YEARS ENDED AUGUST 31,

(In thousands, except per share amounts)	2006	2005	2004

Revenue
Manufacturing	$851,289	$941,161	$653,234
Leasing & services	102,534	83,061	76,217

	953,823	1,024,222	729,451
Cost of revenue
Manufacturing	754,421	857,950	595,026
Leasing & services	42,023	41,099	42,241

	796,444	899,049	637,267
Margin	157,379	125,173	92,184
Other costs
Selling and administrative expense	70,918	57,425	48,288
Interest and foreign exchange	25,396	14,835	11,468
Special charges	–	2,913	1,234

	96,314	75,173	60,990
Earnings before income tax and equity in unconsolidated subsidiaries	61,065	50,000	31,194
Income tax expense	(21,698)	(19,911)	(9,119)

Earnings before equity in unconsolidated subsidiaries	39,367	30,089	22,075
Equity in earnings (loss) of unconsolidated subsidiaries	169	(267)	(2,036)

Earnings from continuing operations	39,536	29,822	20,039
Earnings from discontinued operations (net of tax)	62	–	739

Net earnings	$39,598	$29,822	$20,778

Basic earnings per common share:
Continuing operations	$2.51	$1.99	$1.38
Discontinued operations	–	–	0.05

	$2.51	$1.99	$1.43

Diluted earnings per common share:
Continuing operations	$2.48	$1.92	$1.32
Discontinued operations	–	–	0.05

	$2.48	$1.92	$1.37

Weighted average common shares:
Basic	15,751	15,000	14,569
Diluted	15,937	15,560	15,199
The accompanying notes are an integral part of these financial statements.
28                                        The Greenbrier Companies 2006 Annual Report

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (Loss)

					Accumulated
			Additional		Other	Total
(In thousands, except per share	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
amounts)	Shares	Amount	Capital	Earnings	Income (loss)	Equity

Balance September 1, 2003	14,312	$14	$51,073	$68,165	$(8,110)	$111,142
Net earnings	–	–	–	20,778	–	20,778
Translation adjustment (net of tax effect)	–	–	–	–	444	444
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	–	(3,865)	(3,865)
Unrealized gain on derivative financial instruments (net of tax effect)	–	–	–	–	5,586	5,586

Comprehensive income						22,943
Cash dividends ($0.06 per share)	–	–	–	(889)	–	(889)
Stock options exercised	572	1	6,092	–	–	6,093

Balance August 31, 2004	14,884	15	57,165	88,054	(5,945)	139,289
Net earnings	–	–	–	29,822	–	29,822
Translation adjustment (net of tax effect)	–	–	–	–	2,653	2,653
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	–	(2,355)	(2,355)
Unrealized gain on derivative financial instruments (net of tax effect)	–	–	–	–	4,936	4,936

Comprehensive income						35,056
Net proceeds from equity offering	5,175	5	127,457	–	–	127,462
Shares repurchased	(5,342)	(5)	(127,533)	–	–	(127,538)
Cash dividends ($0.26 per share)	–	–	–	(3,889)	–	(3,889)
Restricted stock awards	353	–	10,221	–	–	10,221
Unamortized restricted stock	–	–	(9,980)	–	–	(9,980)
Stock options exercised	409	–	3,045	–	–	3,045
Tax benefit of stock options exercised	–	–	2,393	–	–	2,393

Balance August 31, 2005	15,479	15	62,768	113,987	(711)	176,059
Net earnings	–	–	–	39,598	–	39,598
Translation adjustment (net of tax effect)	–	–	–	–	1,570	1,570
Reclassification of derivative financial instruments recognized in net earnings (net of tax effect)	–	–	–	–	(2,566)	(2,566)
Unrealized gain on derivative financial instruments (net of tax effect)	–	–	–	–	1,306	1,306

Comprehensive income						39,980
Cash dividends ($0.32 per share)	–	–	–	(5,043)	–	(5,043)
Restricted stock awards	72	–	2,179	–	–	2,179
Unamortized restricted stock	–	–	(1,914)	–	–	(1,914)
Restricted stock amortization	–	–	2,550	–	–	2,550
Stock options exercised	403	1	2,941	–	–	2,942
Tax benefit of stock options exercised	–	–	2,600	–	–	2,600

Balance August 31, 2006	15,954	$16	$71,124	$148,542	$(401)	$219,281

The accompanying notes are an integral part of these financial statements.
The Greenbrier Companies 2006 Annual Report                                         29

Consolidated Statements of Cash Flows
YEARS ENDED AUGUST 31,

(In thousands)	2006	2005	2004

Cash flows from operating activities:
Net earnings	$39,598	$29,822	$20,778
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Earnings from discontinued operations	(62)	–	(739)
Deferred income taxes	5,893	5,807	9,646
Tax benefit of stock options exercised	–	2,393	–
Depreciation and amortization	25,253	22,939	20,840
Gain on sales of equipment	(10,948)	(6,797)	(629)
Special charges	–	–	1,234
Other	278	651	1,332
Decrease (increase) in assets:
Accounts and notes receivable	8,948	(32,328)	(37,786)
Inventories	(37,517)	15,403	(22,355)
Railcars held for sale	156	(38,495)	14,097
Other	2,577	(5,167)	2,940
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	5,487	3	30,956
Participation	(10,447)	(15,207)	(18,794)
Deferred revenue	10,326	4,285	(37,495)

Net cash provided by (used in) operating activities	39,542	(16,691)	(15,975)

Cash flows from investing activities:
Principal payments received under direct finance leases	2,048	5,733	9,461
Proceeds from sales of equipment	28,863	32,528	16,217
Investment in and advances to unconsolidated subsidiaries	550	92	(2,240)
Acquisition of joint venture interest	–	8,435	–
Decrease (increase) in restricted cash	(1,958)	1,007	4,757
Capital expenditures	(140,569)	(69,123)	(42,959)

Net cash used in investing activities	(111,066)	(21,328)	(14,764)

Cash flows from financing activities:
Changes in revolving notes	8,965	2,514	(14,030)
Proceeds from notes payable	154,567	169,752	–
Repayments of notes payable	(13,191)	(67,691)	(21,539)
Repayments of subordinated debt	(6,526)	(6,325)	(5,979)
Dividends	(5,042)	(3,889)	(889)
Net proceeds from equity offering	–	127,462	–
Re-purchase and retirement of stock	–	(127,538)	–
Stock options exercised and restricted stock awards	5,757	3,286	6,093
Excess tax benefit of stock options exercised	2,600	–	–
Purchase of subsidiary’s shares subject to mandatory redemption	(4,636)	–	(1,277)

Net cash provided by (used in) financing activities	142,494	97,571	(37,621)

Effect of exchange rate changes	(1,280)	1,542	3,172
Increase (decrease) in cash and cash equivalents	69,690	61,094	(65,188)
Cash and cash equivalents:
Beginning of period	73,204	12,110	77,298

End of period	$142,894	$73,204	$12,110

Cash paid during the period for:
Interest	$24,406	$10,187	$11,376
Income taxes	$21,256	$12,287	$5,892
Non cash activity:
Transfer of railcars held for sale to equipment on operating leases	$23,955	$–	$–
Supplemental disclosure of subsidiary acquired:
Assets acquired, net of cash	$–	$(19,051)	$–
Liabilities assumed	–	19,529	–
Investment previously recorded for unconsolidated joint venture	–	7,957	–

Cash acquired	$–	$8,435	$–

The accompanying notes are an integral part of these financial statements.
30                                        The Greenbrier Companies 2006 Annual Report

Notes to Consolidated Financial Statements
Note 1 - Nature of Operations
The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) currently operates in two primary business segments: manufacturing and leasing & services. The two business segments are operationally integrated. With operations in the United States, Canada, Mexico and Europe, the manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars, marine vessels and performs railcar repair, refurbishment and maintenance activities. The Company also produces rail castings through an unconsolidated joint venture and also manufactures new freight cars through the use of unaffiliated subcontractors. The leasing & services segment owns approximately 9,000 railcars and provides management services for approximately 135,000 railcars for railroads, shippers and other leasing and transportation companies.
Note 2 - Summary of Significant Accounting Policies
Principles of consolidation - The financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation. Investments in and long-term advances to joint ventures in which the Company has a 50% or less ownership interest are accounted for by the equity method and included in other assets.
Unclassified Balance Sheet - The balance sheets of the Company are presented in an unclassified format as a result of significant leasing activities for which the current or noncurrent distinction is not relevant. In addition, the activities of the leasing & services and manufacturing segments are so intertwined that in the opinion of management, any attempt to separate the respective balance sheet categories would not be meaningful and may lead to the development of misleading conclusions by the reader.
Foreign currency translation - Operations outside the United States prepare financial statements in currencies other than the United States dollar. Revenues and expenses are translated at average exchange rates for the year, while assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders’ equity in other comprehensive income (loss), net of tax.
Cash and cash equivalents - Cash is temporarily invested primarily in bankers’ acceptances, United States Treasury bills, commercial paper and money market funds. All highly-liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents.
Accounts Receivable - Accounts receivable are stated net of allowance for doubtful accounts of $3.1 million and $2.5 million as of August 31, 2006 and 2005.
Inventories - Inventories are valued at the lower of cost (first-in, first-out or average cost) or market. Work-in-process includes material, labor and overhead.
Railcars held for sale - Railcars held for sale consist of new railcars in transit to delivery point or on lease with the intent to sell and used railcars that will either be sold or refurbished, placed on lease and then sold.
Equipment on operating leases - Equipment on operating leases is stated at cost. Depreciation to estimated salvage value is provided on the straight-line method over the estimated useful lives of up to thirty-five years.
Property, plant and equipment - Property, plant and equipment is stated at cost. Depreciation is provided on the straight-line method over estimated useful lives which are as follows:

Depreciable Life

Buildings and improvements	10-25 years
Machinery & equipment	3-15 years
Other	3-7 years
Intangible assets - Loan fees are capitalized and amortized as interest expense over the life of the related borrowings. Goodwill is not significant and is included in other assets. Goodwill is tested for impairment at least annually and more frequently if material changes in events or circumstances arise. Impairment would result in a write-down to fair market value as necessary.
Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived assets may not be recoverable, the assets will be evaluated for impairment. If the forecast
The Greenbrier Companies 2006 Annual Report                                         31

undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to fair value will be recognized in the current period.
Maintenance obligations - The Company is responsible for maintenance on a portion of the managed and owned lease fleet under the terms of maintenance obligations defined in the underlying lease or management agreement. The estimated liability is based on maintenance histories for each type and age of railcar. The liability, included in accounts payable and accrued liabilities, is reviewed periodically and updated based on maintenance trends and known future repair or refurbishment requirements.
Warranty accruals - Warranty accruals are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on history of warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types. The warranty accruals, included in accounts payable and accrued liabilities, are reviewed periodically and updated based on warranty trends.
Contingent rental assistance - The Company has entered into contingent rental assistance agreements on certain railcars, subject to leases, that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods that range from one to six years. A liability is established when management believes that it is probable that a rental shortfall will occur and the amount can be estimated. All existing rental assistance agreements were entered into prior to December 31, 2002. Any future contracts would use the guidance required by Financial Accounting Standards Board (FASB) Interpretation (FIN) 45.
Income taxes - The liability method is used to account for income taxes. Deferred income taxes are provided for the temporary effects of differences between assets and liabilities recognized for financial statement and income tax reporting purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized. The Company also provides for income tax contingencies when management considers them probable of occurring and reasonably estimable.
Accumulated other comprehensive income (loss) -Accumulated other comprehensive income (loss) represents net earnings (loss) plus all other changes in net assets from non-owner sources.
Revenue recognition - Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.
Railcars are generally manufactured, repaired or refurbished under firm orders from third parties. Revenue is recognized when railcars are completed, accepted by an unaffiliated customer and contractual contingencies removed. Marine revenues are either recognized on the percentage of completion method during the construction period or on the completed contract method based on the terms of the contract. Direct finance lease revenue is recognized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Operating lease revenue is recognized as earned under the lease terms. Certain leases are operated under car hire arrangements whereby revenue is earned based on utilization, car hire rates and terms specified in the lease agreement. Car hire revenue is reported from a third party source two months in arrears; however, such revenue is accrued in the month earned based on estimates of use from historical activity and is adjusted to actual as reported. Such adjustments historically have not been significant from the estimate.
Research and development - Research and development costs are expensed as incurred. Research and development costs incurred for new product development during 2006, 2005 and 2004 were $2.2 million, $1.9 million and $3.0 million.
32                                        The Greenbrier Companies 2006 Annual Report

Forward exchange contracts - Foreign operations give rise to risks from changes in foreign currency exchange rates. Forward exchange contracts with established financial institutions are utilized to hedge a portion of such risk. Realized and unrealized gains and losses are deferred in other accumulated comprehensive income (loss) and recognized in earnings concurrent with the hedged transaction or when the occurrence of the hedged transaction is no longer considered probable. Even though forward exchange contracts are entered into to mitigate the impact of currency fluctuations, certain exposure remains which may affect operating results.
Interest rate instruments - Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The net cash amounts paid or received under the agreements are accrued and recognized as an adjustment to interest expense.
Net earnings per share - Basic earnings per common share (EPS) excludes the potential dilution that would occur if additional shares were issued upon exercise of outstanding stock options, while diluted EPS takes this potential dilution into account using the treasury stock method.
Stock-based compensation - Prior to the adoption of SFAS 123R on September 1, 2005, compensation expense for employee stock options was measured using the method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, Greenbrier did not recognize compensation expense for employee stock options because options were only granted with an exercise price equal to the fair value of the stock on the effective date of grant. If the Company had elected to recognize compensation expense using a fair value approach, the pro forma net earnings and earnings per share would have been as follows:

(In thousands, except per share amounts)	2005	2004

Net earnings, as reported	$29,822	$20,778
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax (1)	(235)	(319)

Net earnings, pro forma	$29,587	$20,459

Basic earnings per share
As reported	$1.99	$1.43

Pro forma	$1.97	$1.40

Diluted earnings per share
As reported	$1.92	$1.37

Pro forma	$1.90	$1.35

(1)	Compensation expense was determined using the Black-Scholes-Merton option-pricing model which was developed to estimate value of independently traded options. Greenbrier’s options are not independently traded.
All stock options were vested prior to September 1, 2005 and accordingly no compensation expense was recognized for stock options for the year ended August 31, 2006.
The value, at the date of grant, of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period of two to five years. Compensation expense recognized related to restricted stock grants for 2006 and 2005 was $2.7 million and $0.2 million. No restricted stock grants were awarded prior to 2005.
Management estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain, including evaluating the remaining life and recoverability of long-lived assets. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from these estimates.
Reclassifications - Certain reclassifications have been made to prior years’ Consolidated Financial Statements to conform with the 2006 presentation.
The Greenbrier Companies 2006 Annual Report                                         33

Initial Adoption of Accounting Policies - On September 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (stock options and restricted stock) granted to employees. The implementation did not have a material effect on the Company’s Consolidated Financial Statements as all stock options were vested prior to August 31, 2005. Restricted stock grants are currently being recorded as compensation expense over the vesting period, consistent with prior periods.
Prospective Accounting Changes - In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. This statement is effective for any accounting changes and corrections of errors made by the Company beginning September 1, 2006.
In July 2006, the FASB issued FASB interpretation (FIN) No. 48, Accounting for Uncertainties in Income Tax - an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainties in income taxes. It prescribes a recognition and measurement threshold for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for the Company for the fiscal year beginning September 1, 2007. Management has not yet determined the impact on the Consolidated Financial Statements.
Note 3 - Acquisitions
In September 1998 Greenbrier entered into a joint venture with Bombardier Transportation (Bombardier) to build railroad freight cars at a portion of Bombardier’s existing manufacturing facility in Sahagun, Mexico. Each party held a 50% non-controlling interest in the joint venture. In December 2004, Greenbrier acquired Bombardier’s interest and will pay Bombardier a purchase price of $9.0 million over five years and as a result of the allocation of the purchase price among assets and liabilities, recorded $1.3 million in goodwill. Greenbrier leases a portion of the plant from Bombardier and has entered into a service agreement under which Bombardier provides labor and other services. These operations, previously accounted for under the equity method, were consolidated for financial reporting purposes beginning in December 2004.
The following unaudited pro forma financial information for the years ended August 31, 2005 and 2004 was prepared as if the transaction to acquire Bombardier’s equity in the Mexican operations had occurred at the beginning of each period presented:

(In thousands, except per share amounts)	2005	2004

Revenue	$1,052,914	$793,775
Net earnings	$28,633	$18,110
Basic earnings per share	$1.91	$1.24
Diluted earnings per share	$1.84	$1.19
The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of each period presented.
In December 2005, all of the Canadian subsidiary shares subject to mandatory redemption of $3.7 million were redeemed for $5.3 million. The redemption resulted in a $0.9 million decrease in accumulated other comprehensive income and interest expense of $0.7 million.
34                                        The Greenbrier Companies 2006 Annual Report

Note 4 - Discontinued Operations
In August 2004, the Company reached a settlement agreement on litigation initiated in 1998 by the former shareholders of InterAmerican Logistics, Inc. (InterAmerican) which was acquired in 1996 as part of the Company’s transportation logistics segment. The litigation alleged that Greenbrier violated the agreements pursuant to which it acquired ownership of InterAmerican. A plan to dispose of the transportation logistics segment, which included InterAmerican, was adopted in 1997 and completed in 1998 and accordingly, results of operations for InterAmerican were reclassified to discontinued operations at that time. Upon final disposition in 1998, the balance of the liability for loss on discontinued operations remained pending resolution of this litigation. In August 2004, the litigation was settled resulting in the recognition of a $1.3 million pre-tax gain on discontinued operations ($0.7 million, net of tax) as a result of reversal of substantially all of the remaining contingent liability. A small accrual remained to cover additional expenses. In 2006, the remaining liability of $0.1 million (net of tax) was reversed as all expenses had been paid.
Note 5 - Special Charges
The results of operations for the year ended August 31, 2005 include special charges of $2.9 million for debt prepayment penalties and costs associated with settlement of interest rate swap agreements on $55.7 million in notes payable that were refinanced through a $175.0 million senior unsecured note offering.
The results of operations for the year ended August 31, 2004 include special charges totaling $1.2 million which consist of a $7.5 million write-off of the remaining balance of European designs and patents partially offset by a $6.3 million reduction of purchase price liabilities associated with the settlement of arbitration on the acquisition of European designs and patents.
Note 6 - Inventories

(In thousands)	2006	2005

Manufacturing supplies and raw materials	$49,631	$33,653

Work-in-process	118,555	91,637

Lower of cost or market adjustment	(5,035)	(3,592)

	$163,151	$121,698

(In thousands)	2006	2005	2004

Lower of cost or market adjustment
Balance at beginning of period	$3,592	$3,811	$3,268
Charge to cost of revenue	1,976	1,398	1,617
Usage	(670)	(2,055)	(1,238)
Currency translation effect	137	258	164
Acquisition	–	180	–

Balance at end of period	$5,035	$3,592	$3,811

Note 7 - Investment in Direct Finance Leases

(In thousands)	2006	2005

Future minimum receipts on lease contracts	$12,792	$8,394
Maintenance, insurance and taxes	(709)	(1,037)

Net minimum lease receipts	12,083	7,357
Estimated residual values	2,049	5,899
Unearned finance charges	(7,621)	(3,282)

	$6,511	$9,974

Future minimum receipts on the direct finance lease contracts are as follows:

(In thousands)

Year ending August 31,
2007	$2,032
2008	1,432
2009	1,329
2010	1,313
2011	1,313
Thereafter	5,373

$12,792

Note 8 - Equipment on Operating Leases
Equipment on operating leases is reported net of accumulated depreciation of $75.3 million and $79.6 million as of August 31, 2006 and 2005. In addition, certain railcar equipment leased-in by the Company (see Note 24) is subleased to customers under non-cancelable operating leases. Aggregate
The Greenbrier Companies 2006 Annual Report                                         35

minimum future amounts receivable under all non-cancelable operating and subleases are as follows:

(In thousands)

Year ending August 31,
2007	$29,508
2008	26,253
2009	17,281
2010	14,307
2011	10,588
Thereafter	28,349

$126,286

Certain equipment is also operated under daily, monthly or car hire arrangements. Associated revenues amounted to $28.6 million, $28.0 million and $30.2 million for the years ended August 31, 2006, 2005 and 2004.
Note 9 - Property, Plant and Equipment

(In thousands)	2006	2005

Land and improvements	$10,386	$9,824
Machinery and equipment	120,918	105,910
Buildings and improvements	61,524	55,973
Other	14,642	16,430

	207,470	188,137
Accumulated depreciation	(127,436)	(114,934)

	$80,034	$73,203

Note 10 -	Investment in Unconsolidated Subsidiaries
In June 2003, the Company acquired a minority ownership interest in a joint venture which produces castings for freight cars. This joint venture is accounted for under the equity method and the investment is included in other assets on the Consolidated Balance Sheets.
Summarized financial data for the castings joint venture is as follows:

(In thousands)	2006	2005

Current assets	$14,198	$17,135
Total assets	$30,418	$33,632
Current liabilities	$13,983	$14,931
Equity	$7,719	$6,862

(In thousands)	2006	2005	2004

Revenue	$123,086	$109,801	$55,722
Net earnings (loss)	$857	$1,942	$(4,154)
In December 2004, Greenbrier acquired Bombardier’s interest in our Mexican railcar manufacturing joint venture previously accounted for under the equity method. Greenbrier’s share of the operating results through November 2004 are included as equity in loss of unconsolidated subsidiaries in the Consolidated Statements of Operations. Financial results of the Mexican operations are consolidated for financial reporting purposes beginning December 1, 2004.
Summarized financial data for the joint venture is as follows:

	Three Months Ended	Year Ended
(In thousands)	November 30, 2004	August 31, 2004

Revenue	$30,067	$75,565
Net loss	$(1,576)	$(2,956)
Greenbrier has purchased railcars from the joint venture for subsequent sale or for its lease fleet for which the Company’s portion of margin is eliminated upon consolidation. In addition, the joint venture paid a management fee to each owner, of which 50% of the fee earned by Greenbrier was eliminated upon consolidation.
Note 11 - Revolving Notes
All amounts originating in foreign currency have been translated at the August 31, 2006 exchange rate for the following discussion. Credit facilities aggregated $179.9 million as of August 31, 2006. Available borrowings are based on defined levels of inventory, receivables, leased equipment and property, plant and equipment, as well as total debt to consolidated capitalization, tangible net worth and interest coverage ratios which at August 31, 2006 levels would provide for maximum borrowing of $148.4 million of which $22.4 million is outstanding. A $125.0 million revolving line of credit is available through June 2010 to provide working capital and interim financing of equipment for the United States and Mexican operations. A $27.2 million line of credit is available through June 2010 for working capital for Canadian manufacturing operations. Lines of credit totaling $27.7 million are available principally through June 2008 for working capital for the European manufacturing operation. Advances bear interest at variable rates that depend on the type of borrowing and the defined ratio of debt to total
36                                        The Greenbrier Companies 2006 Annual Report

capitalization. At August 31, 2006, there were no borrowings outstanding under the North American credit facilities. The European manufacturing credit lines had $22.4 million outstanding at interest rates of 5.1% and 5.2%.

Note 12 -	Accounts Payable and Accrued Liabilities

(In thousands)	2006	2005

Trade payables and accrued liabilities	$141,380	$129,499

Accrued maintenance	22,985	25,464

Accrued payroll and related liabilities	24,525	17,292

Accrued warranty	14,201	15,037

Other	1,702	7,966

	$204,793	$195,258

Note 13 - Maintenance and Warranty Accruals

(In thousands)	2006	2005	2004

Accrued maintenance
Balance at beginning of period	$25,464	$21,264	$18,155
Charged to cost of revenue	16,210	20,152	19,968
Payments	(18,689)	(15,952)	(16,859)

Balance at end of period	$22,985	$25,464	$21,264

Accrued warranty
Balance at beginning of period	$15,037	$12,691	$9,511
Charged to cost of revenue	3,111	4,664	4,895
Payments	(4,492)	(3,297)	(2,186)
Currency translation effect	545	811	471
Acquisition	–	168	–

Balance at end of period	$14,201	$15,037	$12,691

Note 14 - Notes Payable

(In thousands)	2006	2005

Senior unsecured notes	$235,000	$175,000
Convertible notes	100,000	–
Term loans	27,314	39,479
Other notes payable	–	156

	$362,314	$214,635

On November 21, 2005, the Company issued, at par, through a private placement, $60.0 million aggregate principal amount of 8 3/8% senior unsecured notes due 2015. In January 2006, Greenbrier filed a registration statement with respect to an offer to exchange these senior unsecured notes for a new issue of identical notes registered with the Securities and Exchange Commission. In March 2006, the exchange for the registered notes was completed. The transaction is an additional offering under the indenture entered into in connection with the Company’s sale of $175.0 million of senior unsecured notes in May 2005. The $235.0 million combined senior unsecured notes (the Notes) have identical terms. Payment on the Notes is guaranteed by substantially all of the Company’s domestic subsidiaries. Interest is paid in arrears on May 15th and November 15th of each year.
The Greenbrier Companies 2006 Annual Report                                         37

On May 22, 2006, the Company issued, at par, through a private placement, $100.0 million aggregate principal amount of 2.375% convertible senior notes due 2026. Interest will be paid semi-annually in arrears commencing November 15, 2006. Greenbrier also will pay contingent interest on the notes in certain circumstances commencing with the six month period beginning May 15, 2013. In July 2006, Greenbrier filed a registration statement with respect to an offer to exchange these convertible senior notes for a new issue of identical notes registered with the Securities and Exchange Commission. In August 2006, the exchange for the registered notes was completed. Payment on the convertible notes is guaranteed by substantially all of the Company’s domestic subsidiaries.
The convertible senior notes will be convertible upon the occurrence of specified events into cash and shares, if any, of Greenbrier’s common stock at an initial conversion rate of 20.8125 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $48.05 per share). The initial conversion rate is subject to adjustment upon the occurrence of certain events, as defined. On or after May 15, 2013, Greenbrier may redeem all or a portion of the notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.
On May 15, 2013, May 15, 2016 and May 15, 2021 and in the event of certain fundamental changes, holders may require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.
Term loans are due in varying installments through August 2017 and are generally collateralized by certain property, plant and equipment. As of August 31, 2006, the effective interest rates on the term loans ranged from 4.4% to 8.4%.
The revolving and operating lines of credit, along with notes payable, contain covenants with respect to the Company and various subsidiaries, the most restrictive of which, among other things, limit the ability to: incur additional indebtedness or guarantees; pay dividends; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates; enter into mergers, consolidations or sales of substantially all the Company’s assets; and enter into new lines of business. The covenants also require certain minimum levels of tangible net worth, maximum ratios of debt to equity or total capitalization and minimum levels of interest coverage.
Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain term loans. At August 31, 2006, such agreements had a notional amount of $13.4 million and mature between June 2007 and March 2011.
Principal payments on the notes payable are as follows:

(In thousands)

Year ending August 31,
2007	$4,517
2008	3,978
2009	4,170
2010	5,373
2011	3,299
Thereafter	340,977

$362,314

Note 15 - Subordinated Debt
Subordinated notes, amounting to $2.1 million and $8.6 million at August 31, 2006 and 2005, were issued to the seller of railcars purchased from 1990 to 1997 as part of an agreement described in Note 25. The notes bear interest at 9.0%, with the principal due ten years from the date of issuance of the notes, and are subordinated to all other liabilities of a subsidiary. The agreement includes an option that, under certain conditions, provides for the seller to repurchase the railcars for the original acquisition cost to the Company at the date the underlying subordinated notes are due. The Company has received notice from the seller that the purchase options will be exercised, and amounts due under the subordinated notes will be retired from the repurchase proceeds during the next year.
Note 16 - Derivative Instruments
Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the unrealized gains and losses are recorded in accumulated other comprehensive loss.
38                                        The Greenbrier Companies 2006 Annual Report

At August 31, 2006 exchange rates, forward exchange contracts for the sale of United States dollars aggregated $28.0 million, sale of Pound Sterling aggregated $5.2 million and purchase of Euro aggregated $1.0 million. Adjusting these contracts to the fair value of these cash flow hedges at August 31, 2006 resulted in an unrealized pre-tax gain of $0.6 million that was recorded in the line item accumulated other comprehensive loss. As these contracts mature at various dates through December 2006, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive income (loss) would be reclassified to the current year’s results of operations.
At August 31, 2006 exchange rates, interest rate swap agreements had a notional amount of $13.4 million and mature between June 2007 and March 2011. The fair value of these cash flow hedges at August 31, 2006 resulted in an unrealized pre-tax loss of $0.6 million. The loss is included in accumulated other comprehensive loss and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive income (loss) and charged or credited to interest expense. At August 31, 2006 interest rates, approximately $0.1 million would be reclassified to interest expense in the next 12 months.
Note 17 - Stockholders’ Equity
On May 11, 2005, the Company issued 5,175,000 shares of its common stock at a price of $26.50 per share, less underwriting commissions, discounts and expenses. Proceeds were used to purchase 3,504,167 shares from the estate of Alan James, former member of the board of directors, and 1,837,500 shares from William Furman, President and Chief Executive Officer.
A stock incentive plan was adopted July 1, 1994 (the 1994 Plan) that provides for granting compensatory and non-compensatory options to employees and others. No further grants will be awarded under this plan.
On April 6, 1999, the Company adopted the Stock Incentive Plan — 2000 (the 2000 Plan), under which 1,000,000 shares of common stock were made available for issuance with respect to options granted to employees, non-employee directors and consultants of the Company. The 2000 Plan authorized the grant of incentive stock options, non-statutory stock options, and restricted stock awards, or any combination of the foregoing. Under the 2000 Plan, the exercise price for incentive stock options could not be less than the market value of the Company’s common stock at the time the option is granted. Grants for 2,500 shares remain available under this plan. In 2005, vesting was accelerated on all outstanding options on this plan in an effort to reduce administrative expenses associated with the implementation of FASB 123R as the remaining unvested portion of options was immaterial and no further options were expected to be issued. If the vesting of the options had not been accelerated, the impact to the Company’s Statement of Operations would be an additional expense of $0.1 million in 2006 with an after-tax impact of $0.004 per share. The effect would be minimal for periods after 2006.
In January 2005, the stockholders approved the 2005 Stock Incentive Plan. The plan provides for the grant of incentive stock options, nonstatutory stock options, restricted shares, stock units and stock appreciation rights. The maximum aggregate number of the Company’s common shares available for issuance under the plan is 1,300,000. During 2006 and 2005, the Company awarded restricted stock grants totaling 70,820 and 353,864 shares under the 2005 Stock Incentive Plan.
The following table summarizes stock option transactions for shares under option and the related weighted average option price:

		Weighted
		Average
		Option
	Shares	Price

Balance at September 1, 2003	1,480,450	$8.66
Exercised	(592,200)	10.58
Expired	(4,000)	13.63

Balance at August 31, 2004	884,250	7.35
Exercised	(408,930)	7.48
Expired	(2,500)	8.75

Balance at August 31, 2005	472,820	7.24
Exercised	(403,424)	7.29

Balance at August 31, 2006	69,396	$6.96

The Greenbrier Companies 2006 Annual Report                                         39

At August 31, 2006 options outstanding have exercise prices ranging from $4.36 to $9.19 per share, have a remaining average contractual life of 2.82 years and options to purchase 69,396 shares were exercisable. On August 31, 2006 and 2005, 877,816 and 948,636 shares were available for grant. No shares were available for grant as of August 31, 2004.
Note 18 - Earnings Per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

(In thousands)	2006	2005	2004

Weighted average basic common shares outstanding	15,751	15,000	14,569

Dilutive effect of employee stock options	186	560	630

Weighted average diluted common shares outstanding	15,937	15,560	15,199

Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options. No options were anti-dilutive the years ended August 31, 2006, 2005 and 2004.
Note 19 - Related Party Transactions
James-Furman & Company Partnership. Alan James, former member of the Board of Directors, and William Furman, President and Chief Executive Officer of the Company were partners in a general partnership, James Furman & Company (the Partnership), that, among other things, engaged in the ownership, leasing and marketing of railcars and programs for refurbishing and marketing of used railcars. As a result of Mr. James’ death, the Partnership was dissolved as of January 28, 2005. In 1989, the Company entered into presently existing agreements with the Partnership pursuant to which the Company manages and maintains railcars owned by the Partnership in exchange for a fixed monthly fee that is no less favorable to the Company than the fee the Company could obtain for similar services rendered to unrelated parties. The maintenance and management fees paid to the Company under such agreements for the years ended August 31, 2006, 2005 and 2004 aggregated $0.1 million per year. In addition, the Partnership paid the Company fees of $0.1 million in each of the years ended August 31, 2006, 2005 and 2004 for administrative and other services. The management and maintenance agreements presently in effect between the Company and the Partnership provide that in remarketing railcars owned by the Partnership and the Company, as well as by unaffiliated lessors, the Company will, subject to the business requirements of prospective lessees and railroad regulatory requirements, grant priority to that equipment which has been off-lease and available for the longest period of time. Such agreements also provide that the Partnership will grant to the Company a right of first refusal with respect to any opportunity originated by the Partnership in which the Company may be interested involving the manufacture, purchase, sale, lease, management, refurbishing or repair of railcars. The right of first refusal provides that prior to undertaking any such transaction the Partnership must offer the opportunity to the Company and must provide the disinterested, independent members of the Board of Directors a period of not less than 30 days in which to determine whether the Company desires to pursue the opportunity. The right of first refusal in favor of the Company continues for a period of 12 months after the date that both of Messrs. James and Furman cease to be officers or directors of the Company. The disposition of the partnership assets is still in process. Upon completion of the asset disposition, all agreements between the Company and the Partnership will be discontinued.
Indebtedness of Management - Since the beginning of the Company’s last fiscal year, only one director or executive officer of the Company has been indebted to the Company for an amount in excess of $60 thousand. The President of the Company’s manufacturing operations has a promissory note payable upon demand with a balance of $0.1 million as of August 31, 2006. The largest amount outstanding during the year ended August 31, 2006 under this note was $0.2 million. The note, secured by a mortgage on the officer’s residence, does not bear interest and has not been amended since its issuance in 1994.
Policy - Greenbrier’s policy is that all proposed transactions by the Company with directors, officers, five percent stockholders and their affiliates be entered into only if such transactions are on terms no less favorable to Greenbrier than could be obtained from unaffiliated parties, are reasonably expected to benefit the Company and are approved by a majority
40                                        The Greenbrier Companies 2006 Annual Report

of the disinterested, independent members of the Company’s Board of Directors.
Purchases from unconsolidated subsidiaries - The Company purchased railcars totaling $1.0 million for the three months ended November 30, 2004 and $31.8 million for the year ended August 31, 2004 from a 50%-owned joint venture for subsequent sale or for its own lease fleet. As a result of the acquisition of the Company’s joint venture partner’s interest the financial results of the entity were consolidated beginning on December 1, 2004.
Note 20 - Employee Benefit Plans
Defined contribution plans are available to substantially all United States employees. Contributions are based on a percentage of employee contributions and amounted to $1.3 million, $1.2 million and $1.2 million for the years ended August 31, 2006, 2005 and 2004.
Defined benefit pension plans are provided for Canadian employees covered by collective bargaining agreements. The plans provide pension benefits based on years of credited service. Contributions to the plan are actuarially determined and are intended to fund the net periodic pension cost. Expenses resulting from contributions to the plans were $2.5 million, $2.1 million and $1.9 million for the years ended August 31, 2006, 2005 and 2004.
Nonqualified deferred benefit plans exist for certain employees. Expenses resulting from contributions to the plans were $1.8 million, $1.6 million and $1.6 million for the years ended August 31, 2006, 2005 and 2004.
Note 21 - Income Taxes
Components of income tax expense (benefit) of continuing operations are as follows:

(In thousands)	2006	2005	2004

Current:
Federal	$10,619	$15,587	$(35)
State	1,175	1,213	215
Foreign	3,904	328	(347)

	15,698	17,128	(167)
Deferred:
Federal	9,291	(1,344)	7,437
State	2,193	2,084	1,481
Foreign	(5,484)	2,043	368

	6,000	2,783	9,286

	$21,698	$19,911	$9,119

Income tax expense (benefit) is computed at rates different than statutory rates. The reconciliation between effective and statutory tax rates on continuing operations is as follows:

	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.6	4.3	3.5
Impact of foreign operations	(8.0)	(1.0)	(10.0)
Income tax settlement	4.1	–	–
Other	0.8	1.5	0.7

	35.5%	39.8%	29.2%

The Greenbrier Companies 2006 Annual Report                                         41

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

(In thousands)	2006	2005

Deferred tax assets:
Deferred participation	$(814)	$(3,931)
Maintenance and warranty accruals	(8,689)	(9,542)
Accrued payroll and related liabilities	(4,020)	(5,568)
Deferred revenue	(7,250)	(5,754)
Inventories and other	(2,946)	(3,871)
Investment and asset tax credit	(3,002)	(1,061)

	(26,721)	(29,727)
Deferred tax liabilities:
Accelerated depreciation	60,743	57,439
SFAS 133 and translation adjustment	1,745	1,902
Other	1,705	2,015

Net deferred tax liability	$37,472	$31,629

United States income taxes have not been provided for approximately $17.8 million of cumulative undistributed earnings of several non-United States subsidiaries as Greenbrier plans to reinvest these earnings indefinitely in operations outside the United States.
At August 31, 2005, no income tax benefit was recognized for certain net deferred tax assets due to the uncertainty of their realization in future years. However, due to the earnings in 2006 and the level of probable earnings in 2007, the realization of certain deferred tax assets is more likely than not and as such $3.7 million was recognized.
42                                        The Greenbrier Companies 2006 Annual Report

Note 22 - Segment Information
Greenbrier operates in two reportable segments: manufacturing and leasing & services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance is evaluated based on margin. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties.
The information in the following tables is derived directly from the segments’ internal financial reports used for corporate management purposes. Unallocated assets primarily consist of cash and short-term investments.

(In thousands)	2006	2005	2004

Revenue:
Manufacturing	$927,011	$983,818	$644,927
Leasing & services	121,184	101,426	88,793
Intersegment eliminations	(94,372)	(61,022)	(4,269	) (1)

	$953,823	$1,024,222	$729,451

Margin:
Manufacturing	$96,868	$83,211	$58,208
Leasing & services	60,511	41,962	33,976

	$157,379	$125,173	$92,184

Assets:
Manufacturing	$342,094	$298,730	$254,044
Leasing & services	390,270	299,180	241,514
Unallocated	144,950	73,297	13,195

	$877,314	$671,207	$508,753

Depreciation and amortization:
Manufacturing	$12,618	$12,205	$9,399
Leasing & services	12,635	10,734	11,441

	$25,253	$22,939	$20,840

Capital expenditures:
Manufacturing	$18,027	$16,318	$7,161
Leasing & services	122,542	52,805	35,798

	$140,569	$69,123	$42,959

The following table summarizes selected geographic information.

(In thousands)	2006	2005	2004

Revenue:
United States	$846,560	$875,261	$558,152
Foreign	107,263	148,961	171,299

	$953,823	$1,024,222	$729,451

Identifiable assets:
United States	$679,742	$516,690	$403,914
Canada	50,192	48,529	39,943
Mexico	80,447	48,291	366
Europe	66,933	57,697	64,530

	$877,314	$671,207	$508,753

(1)	Includes $33.6 million in revenue associated with railcars produced in a prior period for which revenue recognition had been deferred pending removal of contractual contingencies that were removed in 2004.
The Greenbrier Companies 2006 Annual Report                                         43

Note 23 - Customer Concentration
In 2006, revenue from two customers was 29% and 17% of total revenue. Revenue from one customer was 44% of total revenue for the year ended August 31, 2005 and revenue from two customers was 39% and 12% of total revenues for the year ended August 31, 2004. No other customers accounted for more than 10% of total revenues in 2006, 2005 or 2004. Two customers had balances that individually equaled or exceeded 10% of accounts receivable and in total represented 32% of the consolidated balance at August 31, 2006.
Note 24 - Lease Commitments
Lease expense for railcar equipment leased-in under non-cancelable leases was $6.7 million, $6.7 million and $6.6 million for the years ended August 31, 2006, 2005 and 2004. Aggregate minimum future amounts payable under these non-cancelable railcar equipment leases are as follows:

(In thousands)

Year ending August 31,
2007	$3,943
2008	2,656
2009	1,351
2010	264
2011	228
Thereafter	660

$9,102

Operating leases for domestic railcar repair facilities, office space and certain manufacturing and office equipment expire at various dates through April 2015. Rental expense for facilities, office space and equipment was $6.8 million, $4.0 million and $3.6 million for the years ended August 31, 2006, 2005 and 2004. Aggregate minimum future amounts payable under these non-cancelable operating leases are as follows:

(In thousands)

Year ending August 31,
2007	$5,718
2008	3,658
2009	2,537
2010	1,189
2011	671
Thereafter	970

$14,743

Note 25 - Commitments and Contingencies
In 1990, an agreement was entered into for the purchase and refurbishment of over 10,000 used railcars between 1990 and 1997. The agreement provides that, under certain conditions, the seller will receive a percentage of defined earnings of a subsidiary, and further defines the period when such payments are to be made. Such amounts are referred to as participation, are accrued when earned and charged to leasing & services cost of revenue. Unpaid amounts are included in participation in the Consolidated Balance Sheets. Participation expense was $1.7 million, $1.6 million and $1.7 million in 2006, 2005 and 2004. Payment of participation was $12.1 million in 2006 and is estimated to be $9.3 million in 2007, $3.6 million in 2008, $0.3 million in 2009, $0.1 million in 2010 and $0.2 million thereafter.
Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 60 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that they may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities, including the Company,
44                                        The Greenbrier Companies 2006 Annual Report

have signed an Administrative Order on Consent to perform a remedial investigation/feasibility study of the Portland Harbor Site under EPA oversight, and four additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2009. In May 2006, the EPA notified several additional entities, including other federal agencies that it is prepared to issue unilateral orders compelling additional participation in the remedial investigation. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property which antedates our ownership.
Because these environmental investigations are still underway, the Company is unable to determine the amount of ultimate liability relating to these matters. Based on the results of the pending investigations and future assessments of natural resource damages, Greenbrier may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, the Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways in Portland, Oregon, on the Willamette River, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect the Company’s business and results of operations, or the value of its Portland property.
From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. The most significant litigation is as follows:
On April 20, 2004, BC Rail Partnership initiated litigation against the Company in the Supreme Court of Nova Scotia, alleging breach of contract and negligent manufacture and design of railcars which were involved in a 1999 derailment. No trial date has been set.
On November 3, 2004, and November 4, 2004, in the District Court of Tarrant County, Texas, and in the District Court of Lancaster County, Nebraska, respectively, litigation was initiated against the Company by Burlington Northern Santa Fe Railway (BNSF). BNSF alleges the failure of a supplier-provided component part on a railcar manufactured by Greenbrier in 1988, resulted in a derailment and a chemical spill. On June 24, 2006, the District Court of Tarrant County, Texas, entered an order granting the Company’s motion for summary judgment as to all claims. On August 7, 2006, BNSF gave notice of appeal.
Greenbrier and a customer, SEB Finans AB (SEB), have raised performance concerns related to a component that the Company installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging that the cars are defective and cannot be used for their intended purpose. SEB seeks damages in an undisclosed amount and in addition late delivery penalties in the amount of 1.1 million Euros. In a Statement of Defense and Counterclaim filed with the Arbitral Tribunal on February 1, 2006, Greenbrier denied that there were defects in the railcar units delivered for which Greenbrier is liable and filed Counterclaims against SEB in total amounting to approximately $11.0 million plus interest representing payments in default under the contract. Greenbrier believes that applicable law provides an opportunity to remedy the performance issues and that an engineering solution is likely. The component supplier has filed for the United Kingdom equivalent of bankruptcy protection. Accordingly, Greenbrier’s recourse against the supplier may be of limited or no value. Arbitration hearings tentatively scheduled for early November have been rescheduled to May 2007 by mutual agreement. The parties continue to discuss alternative resolutions of the dispute.
Management intends to vigorously defend its position in each of the open foregoing cases and believes that any ultimate liability resulting from the above litigation will not materially affect the Company’s Consolidated Financial Statements.
The Company is involved as a defendant in other litigation initiated in the ordinary course of business. While the ultimate outcome of such legal proceedings cannot be determined at this time, management believes that the resolution of these actions will not have a material adverse effect on the Company’s Consolidated Financial Statements.
The Greenbrier Companies 2006 Annual Report                                         45

On April 20, 2005, the Company entered into an employment agreement with Mr. Furman, President and Chief Executive Officer. The employment agreement provides that Greenbrier pay Mr. Furman a base salary of $550,000 per year (subject to increase by the compensation committee of the board of directors), an annual performance based cash bonus up to 150% of his base salary, and an annual retirement benefit of $407,000 commencing in November 2004 and continuing until Mr. Furman reaches age 70. Either party may terminate the employment agreement at any time upon written notice. The employment agreement contains a two year noncompete clause limiting Mr. Furman’s activities with competing businesses upon termination. In the event of his termination following a change in control, Mr. Furman will be entitled to a lump sum severance amount equal to three times his base salary and average bonus, accrued salary and vacation, and continuation for three years of specified employee benefits.
The Company has entered into contingent rental assistance agreements, aggregating $11.8 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over remaining periods that range from one to six years. A liability is established and revenue is reduced in the period during which a determination can be made that it is probable that a rental shortfall will occur and the amount can be estimated. For the years ended August 31, 2006, 2005 and 2004 no accruals were made to cover estimated obligations as the existing liability was adequate. There is no liability accrued at August 31, 2006. All of these agreements were entered into prior to December 31, 2002 and have not been modified since. The accounting for any future rental assistance agreements will comply with the guidance required by FASB Interpretation (FIN) 45 which pertains to contracts entered into or modified subsequent to December 31, 2002.
A portion of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues but the system of prescribed rates has been superseded by a system known as deprescription. A ten-year period used to phase in this new system ended on January 1, 2003. Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue for the Company which amounted to $25.3 million, $25.3 million and $27.2 million in 2006, 2005 and 2004.
In accordance with customary business practices in Europe, the Company has $14.6 million in bank and third party performance, advance payment and warranty guarantee facilities, all of which have been utilized as of August 31, 2006. To date no amounts have been drawn under these performance, advance payment and warranty guarantee facilities.
At August 31, 2006, an unconsolidated subsidiary had $8.3 million of third party debt, for which the Company has guaranteed 33% or approximately $2.8 million. In the event that there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investors’ share of the guarantee will increase proportionately.
The Company has outstanding letters of credit aggregating $2.1 million associated with material purchases and payroll.
Greenbrier has jointly committed with Babcock & Brown Rail Management, LLC to purchase new rail-cars from unaffiliated manufacturers to be leased to third party customers. Greenbrier’s remaining portion of this commitment is approximately $30.7 million. All purchases are expected to be completed by the end of December 2006.
46                                        The Greenbrier Companies 2006 Annual Report

Note 26 - Fair Value of Financial Instruments
The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

	2006

	Carrying	Estimated
(In thousands)	Amount	Fair Value

Notes payable and subordinated debt	$364,406	$355,685
Deferred participation	$2,078	$1,711

	2005

	Carrying	Estimated
(In thousands)	Amount	Fair Value

Notes payable and subordinated debt	$223,252	$218,541
Deferred participation	$9,826	$8,780
The carrying amount of cash and cash equivalents, accounts and notes receivable, revolving notes, accounts payable and accrued liabilities, foreign currency forward contracts and interest rate swaps is a reasonable estimate of fair value of these financial instruments. Estimated rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of notes payable and subordinated debt. The fair value of deferred participation is estimated by discounting the estimated future cash payments using the Company’s estimated incremental borrowing rate.
Note 27 - Guarantor/ Non Guarantor
The Notes (see Note 14) issued on May 11, 2005 and November 21, 2005 are fully and unconditionally and jointly and severally guaranteed by certain of Greenbrier’s wholly owned subsidiaries: Autostack Company LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company LLC, Greenbrier Leasing Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing L.P., Greenbrier Railcar LLC, Gunderson LLC, Gunderson Marine LLC, Gunderson Rail Services LLC and Gunderson Specialty Products, LLC. No other subsidiaries guarantee the Notes.
The following represents the supplemental consolidated condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of August 31, 2006 and 2005 and for the years ended August 31, 2006, 2005 and 2004. The information is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as the sales or transfers were to third parties.
The Greenbrier Companies 2006 Annual Report                                         47

The Greenbrier Companies, Inc.
       Condensed Consolidated Balance Sheet
       August 31, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$133,695	$35	$9,164	$–	$142,894
Restricted cash	–	–	2,056	–	2,056
Accounts and notes receivable	65,188	29,525	20,812	40	115,565
Inventories	–	62,468	100,683	–	163,151
Railcars held for sale	–	24,862	10,354	–	35,216
Investment in direct finance leases	–	6,511	–	–	6,511
Equipment on operating leases	–	303,664	–	(2,655)	301,009
Property, plant and equipment	–	44,013	36,021	–	80,034
Other	375,944	49,259	2,044	(396,369)	30,878

	$574,827	$520,337	$181,134	$(398,984)	$877,314

Liabilities and Stockholders’ Equity
Revolving notes	$–	$–	$22,429	$–	$22,429
Accounts payable and accrued liabilities	11,146	111,764	81,842	41	204,793
Participation	–	11,453	–	–	11,453
Deferred income tax	2,704	41,091	(5,876)	(447)	37,472
Deferred revenue	1,241	11,030	5,210	–	17,481
Notes payable	341,929	6,716	13,669	–	362,314
Subordinated debt	–	2,091	–	–	2,091
Stockholders’ Equity	217,807	336,192	63,860	(398,578)	219,281

	$574,827	$520,337	$181,134	$(398,984)	$877,314

48                                        The Greenbrier Companies 2006 Annual Report

The Greenbrier Companies, Inc.
       Condensed Consolidated Statement of Operations
       For the year ended August 31, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue
Manufacturing	$11,250	$587,740	$491,920	$(239,621)	$851,289
Leasing & services	4,839	99,745	–	(2,050)	102,534

	16,089	687,485	491,920	(241,671)	953,823
Cost of revenue
Manufacturing	10,191	515,738	467,445	(238,953)	754,421
Leasing & services	–	42,094	–	(71)	42,023

	10,191	557,832	467,445	(239,024)	796,444
Margin	5,898	129,653	24,475	(2,647)	157,379
Other costs
Selling and administrative expense	17,258	42,116	11,545	(1)	70,918
Interest and foreign exchange	23,432	3,266	1,244	(2,546)	25,396

	40,690	45,382	12,789	(2,547)	96,314

Earnings (loss) before income tax and equity in unconsolidated subsidiaries	(34,792)	84,271	11,686	(100)	61,065
Income tax (expense) benefit	11,169	(34,276)	1,361	48	(21,698)

	(23,623)	49,995	13,047	(52)	39,367
Equity in earnings (loss) of unconsolidated subsidiaries	63,159	8,189	–	(71,179)	169

Earnings (loss) from continuing operations	39,536	58,184	13,047	(71,231)	39,536
Earnings from discontinued operations (net of tax)	62	–	–	–	62

Net earnings	$39,598	$58,184	$13,047	$(71,231)	$39,598

The Greenbrier Companies 2006 Annual Report                                         49

The Greenbrier Companies, Inc.
       Condensed Consolidated Statement of Cash Flows
       For the year ended August 31, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net earnings	$39,598	$58,184	$13,047	$(71,231)	$39,598
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Earnings from discontinued operations	(62)	–	–	–	(62)
Deferred income taxes	1,752	9,531	(5,342)	(48)	5,893
Depreciation and amortization	56	19,510	5,759	(72)	25,253
Gain on sales of equipment	–	(10,942)	–	(6)	(10,948)
Other	–	99	180	(1)	278
Decrease (increase) in assets:
Accounts and notes receivable	(37,904)	52,998	350	(6,496)	8,948
Inventories	–	(8,879)	(28,638)	–	(37,517)
Railcars held for sale	–	(5,356)	6,113	(601)	156
Other	(94,487)	19,784	1,465	75,815	2,577
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	1,664	(11,591)	15,456	(42)	5,487
Participation	–	(10,447)	–	–	(10,447)
Deferred revenue	(155)	5,644	4,837	–	10,326

Net cash provided by (used in) operating activities	(89,538)	118,535	13,227	(2,682)	39,542

Cash flows from investing activities:
Principal payments received under direct finance leases	–	2,048	–	–	2,048
Proceeds from sales of equipment	–	28,863	–	–	28,863
Investment in and advances to unconsolidated subsidiaries	–	550	–	–	550
Decrease in restricted cash	–	–	(1,958)	–	(1,958)
Capital expenditures	–	(132,934)	(8,412)	777	(140,569)

Net cash used in investing activities	–	(101,473)	(10,370)	777	(111,066)

Cash flows from financing activities:
Changes in revolving notes	–	–	8,965	–	8,965
Proceeds from notes payable	154,567	–	–	–	154,567
Repayments of notes payable	(1,143)	(11,055)	(7,493)	6,500	(13,191)
Repayments of subordinated debt	–	(6,526)	–	–	(6,526)
Dividends	(5,042)	–	–	–	(5,042)
Stock options exercised and restricted stock awards	5,757	–	–	–	5,757
Excess tax benefit of stock options exercised	2,600	–	–	–	2,600
Purchase of subsidiary’s shares subject to mandatory redemption	–	–	–	(4,636)	(4,636)

Net cash provided by (used in) financing activities	156,739	(17,581)	1,472	1,864	142,494

Effect of exchange rate changes	(266)	81	(1,095)	–	(1,280)
Increase (decrease) in cash and cash equivalents	66,935	(438)	3,234	(41)	69,690
Cash and cash equivalents:
Beginning of period	66,760	473	5,930	41	73,204

End of period	$133,695	$35	$9,164	$–	$142,894

50                                        The Greenbrier Companies 2006 Annual Report

The Greenbrier Companies, Inc.
       Condensed Consolidated Balance Sheet
       August 31, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries(1)	Subsidiaries(1)	Eliminations	Consolidated

Assets
Cash and cash equivalents	$66,760	$473	$5,930	$41	$73,204
Restricted cash	–	–	93	–	93
Accounts and notes receivable	27,325	83,074	19,014	(6,456)	122,957
Inventories	–	53,589	68,109	–	121,698
Railcars held for sale	–	43,561	16,467	(607)	59,421
Investment in direct finance leases	–	9,974	–	–	9,974
Equipment on operating leases	–	185,104	–	(1,949)	183,155
Property, plant and equipment	8	41,165	32,030	–	73,203
Other	276,072	41,707	2,707	(292,984)	27,502

	$370,165	$458,647	$144,350	$(301,955)	$671,207

Liabilities and Stockholders’ Equity
Revolving notes	$–	$–	$12,453	$–	$12,453
Accounts payable and accrued liabilities	9,586	122,871	62,717	84	195,258
Participation	–	21,900	–	–	21,900
Deferred income tax	952	31,560	(484)	(399)	31,629
Deferred revenue	1,396	5,387	127	–	6,910
Notes payable	183,072	17,772	20,291	(6,500)	214,635
Subordinated debt	–	8,617	–	–	8,617
Subsidiary shares subject to mandatory redemption	–	–	–	3,746	3,746
Stockholders’ Equity	175,159	250,540	49,246	(298,886)	176,059

	$370,165	$458,647	$144,350	$(301,955)	$671,207

(1)	A wholly owned Mexican subsidiary is shown as non-guarantor subsidiary in the current year’s presentation. In the prior year’s presentation such financial information was consolidated as part of its U.S. parent which is a guarantor subsidiary. Amounts for 2005, therefore have been reclassified to conform to the current year’s presentation. The net equity investment in the Mexican subsidiary is now shown an investment in the Mexican subsidiary in other assets category instead of the individual asset and liability categories.
The Greenbrier Companies 2006 Annual Report                                         51

The Greenbrier Companies, Inc.
       Condensed Consolidated Statement of Operations
       August 31, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue
Manufacturing	$66,940	$549,058	$490,473	$(165,310)	$941,161
Leasing & services	1,369	84,061	–	(2,369)	83,061

	68,309	633,119	490,473	(167,679)	1,024,222
Cost of revenue
Manufacturing	62,535	493,423	466,140	(164,148)	857,950
Leasing & services	–	41,168	–	(69)	41,099

	62,535	534,591	466,140	(164,217)	899,049
Margin	5,774	98,528	24,333	(3,462)	125,173
Other costs
Selling and administrative expense	14,260	32,069	10,786	310	57,425
Interest and foreign exchange	7,405	6,459	4,198	(3,227)	14,835
Special charges	–	2,913	–	–	2,913

	21,665	41,441	14,984	(2,917)	75,173

Earnings (loss) before income tax and equity in unconsolidated subsidiaries	(15,891)	57,087	9,349	(545)	50,000
Income tax (expense) benefit	6,452	(23,996)	(2,445)	78	(19,911)

	(9,439)	33,091	6,904	(467)	30,089
Equity in earnings (loss) of unconsolidated subsidiaries	39,261	2,479	–	(42,007)	(267)

Net earnings	$29,822	$35,570	$6,904	$(42,474)	$29,822

52                                        The Greenbrier Companies 2006 Annual Report

The Greenbrier Companies, Inc.
       Condensed Consolidated Statement of Cash Flows
       For the year ended August 31, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net earnings	$29,822	$35,570	$6,904	$(42,474)	$29,822
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	(2,845)	(553)	9,284	(79)	5,807
Tax benefit of stock options exercised	2,393	–	–	–	2,393
Depreciation and amortization	208	17,316	5,483	(68)	22,939
Gain on sales of equipment	–	(6,439)	–	(358)	(6,797)
Other	–	250	401	–	651
Decrease (increase) in assets:
Accounts and notes receivable	(95,492)	81,788	(18,886)	262	(32,328)
Inventories	–	(6,657)	21,689	371	15,403
Railcars held for sale	–	(27,522)	(11,574)	601	(38,495)
Other	(40,639)	(6,399)	(136)	42,007	(5,167)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	4,459	3,345	(7,580)	(221)	3
Participation	–	(15,207)	–	–	(15,207)
Deferred revenue	1,397	2,837	51	–	4,285

Net cash provided by (used in) operating activities	(100,697)	78,329	5,636	41	(16,691)

Cash flows from investing activities:
Principal payments received under direct finance leases	–	5,733	–	–	5,733
Proceeds from sales of equipment	–	32,528	–	–	32,528
Investment in and advances to unconsolidated subsidiaries	–	92	–	–	92
Acquisition of joint venture interest	–	5,813	2,622	–	8,435
Decrease in restricted cash	–	–	1,007	–	1,007
Capital expenditures	–	(63,183)	(5,940)	–	(69,123)

Net cash provided by (used in) investing activities	–	(19,017)	(2,311)	–	(21,328)

Cash flows from financing activities:
Changes in revolving notes	–	–	2,514	–	2,514
Proceeds from notes payable	169,752	–	–	–	169,752
Repayments of notes payable	(1,052)	(65,752)	(887)	–	(67,691)
Repayments of subordinated debt	–	(6,325)	–	–	(6,325)
Dividends	(3,889)	–	–	–	(3,889)
Net proceeds from equity offering	127,462	–	–	–	127,462
Repurchase and retirement of stock	(127,538)	–	–	–	(127,538)
Stock options exercised and restricted stock awards	3,286	–	–	–	3,286

Net cash provided by (used in) financing activities	168,021	(72,077)	1,627	–	97,571

Effect of exchange rate changes	(564)	2,784	(678)	–	1,542
Increase (decrease) in cash and cash equivalents	66,760	(9,981)	4,274	41	61,094
Cash and cash equivalents:
Beginning of period	–	10,454	1,656	–	12,110

End of period	$66,760	$473	$5,930	$41	$73,204

The Greenbrier Companies 2006 Annual Report                                         53

The Greenbrier Companies, Inc.
       Condensed Consolidated Statement of Operations
       For the year ended August 31, 2004

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue
Manufacturing	$28,551	$306,070	$306,984	$11,629	$653,234
Leasing & services	881	75,405	–	(69)	76,217

	29,432	381,475	306,984	11,560	729,451
Cost of revenue
Manufacturing	25,042	270,455	287,717	11,812	595,026
Leasing & services	–	42,304	–	(63)	42,241

	25,042	312,759	287,717	11,749	637,267
Margin	4,390	68,716	19,267	(189)	92,184
Other costs
Selling and administrative expense	12,608	24,748	10,932	–	48,288
Interest and foreign exchange	2,386	6,170	2,975	(63)	11,468
Special charges	–	–	1,234	–	1,234

	14,994	30,918	15,141	(63)	60,990
Earnings (loss) before income tax and equity in unconsolidated subsidiaries	(10,604)	37,798	4,126	(126)	31,194
Income tax (expense) benefit	6,468	(15,906)	(26)	345	(9,119)

	(4,136)	21,892	4,100	219	22,075
Equity in earnings (loss) of unconsolidated subsidiaries	24,914	(822)	–	(26,128)	(2,036)

Earnings from continuing operations	20,778	21,070	4,100	(25,909)	20,039
Earnings from discontinued operations (net of tax)	–	–	739	–	739

Net earnings	$20,778	$21,070	$4,839	$(25,909)	$20,778

54                                        The Greenbrier Companies 2006 Annual Report

The Greenbrier Companies, Inc.
       Condensed Consolidated Statement of Cash Flows
       For the year ended August 31, 2004

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net earnings	$20,778	$21,070	$4,839	$(25,909)	$20,778
Adjustments to reconcile net earnings to net cash provided by (used in ) operating activities:
Earnings from discontinued operations	–	–	(739)	–	(739)
Deferred income taxes	1,220	8,200	571	(345)	9,646
Depreciation and amortization	208	17,824	2,871	(63)	20,840
Gain on sales of equipment	–	(512)	–	(117)	(629)
Special charges	–	–	1,234	–	1,234
Other	–	896	435	1	1,332
Decrease (increase) in assets:
Accounts and notes receivable	6,441	(32,065)	(12,304)	142	(37,786)
Inventories	–	(21,108)	(1,647)	400	(22,355)
Railcars held for sale	–	(14,523)	(4,127)	32,747	14,097
Other	(36,750)	692	11,593	27,405	2,940
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	3,814	18,461	8,699	(18)	30,956
Participation	–	(18,794)	–	–	(18,794)
Deferred revenue	–	(3,367)	(522)	(33,606)	(37,495)

Net cash provided by (used in) operating activities	(4,289)	(23,226)	10,903	637	(15,975)

Cash flows from investing activities:
Principal payments received under direct finance leases	–	9,461	–	–	9,461
Proceeds from sales of equipment	–	16,217	–	–	16,217
Investment in and advances to unconsolidated subsidiaries	–	(2,240)	–	–	(2,240)
Decrease in restricted cash	–	1,233	3,524	–	4,757
Capital expenditures	–	(40,221)	(3,378)	640	(42,959)

Net cash (used in) provided by investing activities	–	(15,550)	146	640	(14,764)

Cash flows from financing activities:
Changes in revolving notes	–	–	(14,030)	–	(14,030)
Repayments of notes payable	(969)	(19,751)	(819)	–	(21,539)
Repayments of subordinated debt	–	(5,979)	–	–	(5,979)
Dividends	(889)	–	–	–	(889)
Proceeds from exercise of stock options	6,093	–	–	–	6,093
Purchase of subsidiary’s shares subject to mandatory redemption	–	–	–	(1,277)	(1,277)

Net cash provided by (used in) financing activities	4,235	(25,730)	(14,849)	(1,277)	(37,621)

Effect of exchange rate changes	54	571	2,547	–	3,172
Decrease in cash and cash equivalents	–	(63,935)	(1,253)	–	(65,188)
Cash and cash equivalents:
Beginning of period	–	74,389	2,909	–	77,298

End of period	$–	$10,454	$1,656	$–	$12,110

The Greenbrier Companies 2006 Annual Report                                         55

Note 28 - Subsequent Event (Unaudited)
On September 11, 2006, the Company purchased substantially all of the operating assets of Rail Car America (RCA), its American Hydraulics division and the assets of its wholly owned subsidiary, Brandon Corp. RCA is a leading provider of intermodal and conventional railcar repair services in North America, operating from four repair facilities throughout the United States. RCA also reconditions and repairs end-of-railcar cushioning units through its American Hydraulics division and operates a switching railroad in Nebraska through Brandon Corp. The purchase price of the acquisition was approximately $34.0 million in cash. RCA currently generates nearly $40.0 million in annual revenue with a workforce approaching 400 employees.
In October 2006, the Company formed a joint venture with Grupo Industrial Monclova (GIMSA) to build new railroad freight cars for the North American marketplace at GIMSA’s existing manufacturing facility, located in Monclova, Mexico. The initial investment will be less than $10.0 million for one production line and each party will maintain a 50% interest in the joint venture. Production is expected to commence in the second calendar quarter of 2007.
In October 2006, the Company entered into a definitive agreement to acquire the stock of Meridian Rail Holdings, Corp. for $227.5 million in cash, plus or minus working capital adjustments. Meridian is a leading supplier of wheel maintenance services to the North American freight car industry. Operating out of six facilities, Meridian supplies replacement wheel sets and axles to approximately 170 freight car maintenance locations where worn or damaged wheels, axles, or bearings are replaced. Meridian also operates a coupler reconditioning facility and performs railcar repair at one of its wheel services facilities. The acquisition is expected to close in November 2006, subject to customary closing conditions.
Greenbrier has entered into a commitment to increase our revolving line of credit in the U.S. and Canada to an aggregate of $275.0 million. The amended five year facility will replace our existing facility aggregating $150.0 million and will be used to support the Meridian acquisition, provide working capital and interim financing of equipment for United States and Mexican operations. It is expected to close on or before the closing of the Meridian acquisition.
56                                        The Greenbrier Companies 2006 Annual Report

Quarterly Results of Operations (Unaudited)
Operating results by quarter for 2006 are as follows:

(In thousands, except per share amounts)	First	Second	Third	Fourth	Total

2006
Revenue
Manufacturing	$164,596	$208,922	$236,052	$241,719	$851,289
Leasing & services	21,766	27,292	30,036	23,440	102,534

	186,362	236,214	266,088	265,159	953,823
Cost of revenue
Manufacturing	143,030	185,360	211,444	214,587	754,421
Leasing & services	10,439	10,671	10,172	10,741	42,023

	153,469	196,031	221,616	225,328	796,444
Margin	32,893	40,183	44,472	39,831	157,379
Other costs
Selling and administrative expense	15,541	17,092	17,896	20,389	70,918
Interest and foreign exchange	4,573	7,180	6,149	7,494	25,396

	20,114	24,272	24,045	27,883	96,314
Earnings before income tax and equity in unconsolidated subsidiaries	12,779	15,911	20,427	11,948	61,065
Income tax benefit (expense)	(4,934)	(7,466)	(9,866)	568	(21,698)
Equity in (loss) earnings of unconsolidated subsidiaries	172	118	119	(240)	169

Earnings from continuing operations	8,017	8,563	10,680	12,276	39,536
Earning from discontinuing operations (net of tax)	–	–	–	62	62

Net earnings	$8,017	$8,563	$10,680	$12,338	$39,598

Basic earnings per common share:
Continuing operations	$.52	$.55	$.67	$.77	$2.51
Discontinued operations	–	–	–	–	–

	$.52	$.55	$.67	$.77	$2.51

Diluted earnings per common share:
Continuing operations	$.51	$.54	$.67	$.76	$2.48
Discontinued operations	–	–	–	–	–

	$.51	$.54	$.67	$.76	$2.48

The Greenbrier Companies 2006 Annual Report                                         57

Quarterly Results of Operations (Unaudited)
Operating results by quarter for 2005 are as follows:

(In thousands, except per share amounts)	First	Second	Third	Fourth	Total

2005
Revenue
Manufacturing	$200,397	$233,808	$266,090	$240,866	$941,161
Leasing & services	17,651	21,105	19,944	24,361	83,061

	218,048	254,913	286,034	265,227	1,024,222
Cost of revenue
Manufacturing	182,862	217,796	241,491	215,801	857,950
Leasing & services	10,380	10,570	9,561	10,588	41,099

	193,242	228,366	251,052	226,389	899,049
Margin	24,806	26,547	34,982	38,838	125,173
Other costs
Selling and administrative expense	12,072	14,044	15,276	16,033	57,425
Interest and foreign exchange	3,059	4,295	2,285	5,196	14,835
Special charges	–	–	2,913	–	2,913

	15,131	18,339	20,474	21,229	75,173
Earnings before income tax and equity in unconsolidated subsidiaries	9,675	8,208	14,508	17,609	50,000
Income tax expense	(3,554)	(3,397)	(5,881)	(7,079)	(19,911)
Equity in (loss) earnings of unconsolidated subsidiaries	(731)	(9)	417	56	(267)

Net earnings	$5,390	$4,802	$9,044	$10,586	$29,822

Basic earnings per common share:	$.36	$.32	$.60	$.71	$1.99
Diluted earnings per common share:	$.35	$.31	$.58	$.68	$1.92
58                                        The Greenbrier Companies 2006 Annual Report

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
The Greenbrier Companies, Inc.
We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and subsidiaries (the “Company”) as of August 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Greenbrier Companies, Inc. and subsidiaries as of August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 1, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting.
Deloitte & Touche LLP
Portland, Oregon
November 1, 2006
Item 9.
CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.
The Greenbrier Companies 2006 Annual Report                                         59

Item 9a.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes In Internal Controls
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management of the Greenbrier Companies, Inc. together with its consolidated subsidiaries (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
As of the end of the Company’s 2006 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of August 31, 2006 is effective.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.
Inherent Limitations on Effectiveness of Controls
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
60                                        The Greenbrier Companies 2006 Annual Report

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
The Greenbrier Companies, Inc.
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” that The Greenbrier Companies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of August 31, 2006, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions. A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of August 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2006, of the Company and our report dated November 1, 2006, expressed an unqualified opinion on those financial statements.
Portland, Oregon
November 1, 2006
The Greenbrier Companies 2006 Annual Report                                         61

PART III
ITEM 10.
DIRECTORS AND EXECUTIVE
OFFICERS OF THE REGISTRANT
There is hereby incorporated by reference the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2006.
ITEM 11.
EXECUTIVE COMPENSATION
There is hereby incorporated by reference the information under the caption “Executive Compensation” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2006.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
There is hereby incorporated by reference the information under the captions “Voting” and “Stockholdings of Certain Beneficial Owners and Management” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2006.
ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
There is hereby incorporated by reference the information under the caption “Certain Relationships and Related Party Transactions” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2006.
ITEM 14.         PRINCIPAL ACCOUNTANTS FEES AND SERVICES
There is hereby incorporated by reference the information under the caption “Ratification of the Appointment of Auditors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2006.
62                                        The Greenbrier Companies 2006 Annual Report

PART IV
Item 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES
       (a)            (1) Financial Statements
                See Consolidated Financial Statements in Item 8
       (b)            (2) Financial Statements Schedule*

*	All other schedules have been omitted because they are inapplicable, not required or because the information is given in the Consolidated Financial Statements or notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.

(a) (3)	The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Registrant’s Articles of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed April 5, 2006.

3.2	Articles of Merger amending the Registrant’s Articles of Incorporation, is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-Q filed April 5, 2006.

3.3	Registrant’s Bylaws, as amended January 11, 2006, are incorporated herein by reference to Exhibit 3.3 to the Registrant’s Form 10-Q filed April 5, 2006.

4.1	Indenture between the Registrant, Autostack Corporation, Greenbrier-Concarril, LLC, Greenbrier Leasing Corporation, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar, Inc., Gunderson, Inc., Gunderson Marine, Inc., Gunderson Rail Services, Inc., Gunderson Specialty Products, LLC and U.S. Bank National Association as Trustee dated May 11, 2005, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 13, 2005.

4.2	Indenture between the Registrant, the Guarantors named therein and U.S. Bank National Association as Trustee dated May 22, 2006, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 25, 2006.

4.3	Rights Agreement, dated as of July 13, 2004, between the Registrant and EquiServe Trust Registrant, N.A., as Rights Agent, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed September 16, 2004.

4.4	Amendment No. 1 to the Rights Agreement, dated as of July 13, 2004, is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed November 15, 2004.

4.5	Amendment No. 2 to the Rights Agreement, dated as of July 13, 2004, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed February 9, 2005.

10.1	Registration Rights Agreement among the Registrant and Banc of America Securities LLC and Bear, Stearns & Co. Inc., dated May 11, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 13, 2005.

10.2	Termination Agreement entered into November 1, 2005 between the Registrant and William A. Furman and each of George L. Chelius and Eric Epperson as Executor of the Will and Estate of Alan James and as Trustee, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 10, 2005.

10.3	Purchase Agreement among the Registrant and Banc of America Securities LLC and Bear, Stearns & Co. Inc., as initial purchasers, dated November 16, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 1, 2005.

10.4	Registration Rights Agreement among the Registrant and Banc of America LLC and Bear, Stearns & Co. Inc., dated November 21, 2005, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed December 1, 2005.
The Greenbrier Companies 2006 Annual Report                                         63

EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued)

10	.5*	Employment Agreement dated April 7, 2006 between Mr. Mark Rittenbaum and Registrant, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8 K filed April 13, 2006.

10	.5*	Employment Agreement between the Registrant and Mr. William A. Furman dated April 20, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 20, 2005.

10	.6*	Amendment to Employment Agreement between Mr. William A. Furman and Registrant dated May 11, 2006, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 12, 2006.

10	.7*	Employment Agreement dated May 11, 2006 between Robin Bisson and Registrant, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 12, 2006.

10.8		Purchase Agreement among the Registrant and Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as initial purchasers, and the guaranteeing subsidiaries named therein, dated May 17, 2006, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 18, 2006.

10.9		Registration Rights Agreement among the Registrant, the Guarantors named therein, Bear, Stearns & Co. Inc. and Banc of America Securities LLC, dated May 22, 2006, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 25, 2006.

10	.10*	Greenbrier Leasing Corporation’s Manager Owned Target Benefit Plan dated as of January 1, 1996 is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1997.

10	.11*	James-Furman Supplemental 1994 Stock Option Plan is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 1994.

10.12		Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors.

10.13		Railcar Management Agreement between Greenbrier Leasing Corporation and James-Furman & Registrant, dated as of December 31, 1989 is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.14		Form of Amendment No. 1 to Railcar Management Agreement between Greenbrier Leasing Corporation and James-Furman & Registrant dated as of July 1, 1994 is incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.15		Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman & Registrant, dated as of December 31, 1989 is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.16		Form of Amendment No. 1 to Railcar Maintenance Agreement between Greenbrier Leasing Corporation and James-Furman & Registrant, dated as of July 1, 1994 is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.17		Lease of Land and Improvements dated as of July 23, 1992 between the Atchison, Topeka and Santa Fe Railway Registrant and Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.18		Re-marketing Agreement dated as of November 19, 1987 among Southern Pacific Transportation Registrant, St. Louis Southwestern Railway Registrant, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.
64                                        The Greenbrier Companies 2006 Annual Report

EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued)

10.19		Amendment to Re-marketing Agreement among Southern Pacific Transportation Registrant, St. Louis Southwestern Railway Registrant, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of November 15, 1988 is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.20		Amendment No. 2 to Re-marketing Agreement among Southern Pacific Transportation Registrant, St. Louis Southwestern Railway Registrant, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of November 15, 1988 is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.21		Amendment No. 3 to Re-marketing Agreement dated November 19, 1987 among Southern Pacific Transportation Registrant, St. Louis Southwestern Railway Registrant, Greenbrier Leasing Corporation and Greenbrier Railcar, Inc. dated as of March 5, 1991 is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement No. 33-78852, dated July 11, 1994.

10.22		First amendment dated September 26, 1994 to the Lease of Land and Improvements dated as of July 23, 1992 between The Atchison, Topeka and Santa Fe Railway Registrant and Gunderson Southwest, Inc. is incorporated herein by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.

10	.23*	Stock Incentive Plan—2000, dated as of April 6, 1999 is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 1999.

10	.24*	Amendment No. 1 to the Stock Incentive Plan—2000, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended February 28, 2001.

10	.25*	Amendment No. 2 to the Stock Incentive Plan—2000, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended February 28, 2001.

10	.26*	Amendment No 3 to the Stock Incentive Plan—2000, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended February 28, 2001.

10.27		The Greenbrier Companies Code of Business Conduct and Ethics is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2003.

10	.28*	Employment Agreement dated February 15, 2004 between James T. Sharp and Registrant, is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2004.

10	.29*	Form of Employee Restricted Share Agreement related to the 2005 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 5, 2005.

10	.30*	Form of Change of Control Agreement, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed August 5, 2005.

10	.31*	2004 Employee Stock Purchase Plan is incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed November 25, 2003.

10	.32*	2005 Stock Incentive Plan is incorporated herein by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A filed November 24, 2004.

10	.33*	Amendment No. 1 to the 2005 Stock Incentive Plan dated June 30, 2005 is incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended August 31, 2005.

10.34		Stock purchase agreement among Gunderson Rail Services LLC and Meridian Rail Holdings Corp. dated October 15, 2006.

12.0		Calculation of ratio of earnings to fixed changes.

21.1		List of the subsidiaries of the Registrant.

23	.	Consent of Deloitte & Touche LLP, independent auditors.
The Greenbrier Companies 2006 Annual Report                                         65

EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued)

31	.1(a)	Certification pursuant to Rule 13(a)-14(a)

31	.2(b)	Certification pursuant to Rule 13(a)-14(a)

32	.1(c)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2(d)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
CERTIFICATIONS
The Company filed the required 303A.12(a) New York Stock Exchange Certification of its Chief Financial Officer with the New York Stock Exchange with no qualifications following the 2005 Annual Meeting of Shareholders and the Company filed as an exhibit to its Annual Report on Form 10-K for the year ended August 31, 2005, as filed with the Securities and Exchange Commission, a Certification of the Chief Executive Officer and a Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
66                                        The Greenbrier Companies 2006 Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GREENBRIER COMPANIES, INC.
Dated: October 31, 2006

By:	/s/ William A. Furman

William A. Furman
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Benjamin R. Whiteley Benjamin R. Whiteley, Chairman of the Board	October 31, 2006

/s/ William A. Furman William A. Furman, President and Chief Executive Officer, Director	October 31, 2006

/s/ Victor G. Atiyeh Victor G. Atiyeh, Director	October 31, 2006

/s/ Duane McDougall Duane McDougall, Director	October 31, 2006

/s/ Daniel O’Neal A. Daniel O’Neal, Director	October 31, 2006

/s/ Charles J. Swindells Charles J. Swindells, Director	October 31, 2006

/s/ C. Bruce Ward C. Bruce Ward, Director	October 31, 2006

/s/ Donald A. Washburn Donald A. Washburn, Director	October 31, 2006

/s/ Joseph K. Wilsted Joseph K. Wilsted, Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 31, 2006
The Greenbrier Companies 2006 Annual Report                                         67

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREENBRIER-CONCARRIL, LLC

Dated: October 31, 2006	By:	/s/ Joseph K. Wilsted
Joseph K. Wilsted
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
October 31, 2006:

Signature	Title
/s/ William A. Furman	Chairman of the Board of Directors

William A. Furman	(Principal Executive Officer)

/s/ Joseph K. Wilsted	Vice President

Joseph K. Wilsted	(Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREENBRIER LEASING LIMITED PARTNER, LLC

Dated: October 31, 2006	By: Greenbrier Leasing Company LLC
Sole Member and Manager

	By:	/s/ Joseph K. Wilsted
Joseph K. Wilsted
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
October 31, 2006:

Signature	Title
/s/ William A. Furman	Principal Executive Officer

William A. Furman

/s/ Joseph K. Wilsted	Principal Financial and Accounting Officer

Joseph K. Wilsted

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREENBRIER LEASING COMPANY, LLC

Dated: October 31, 2006	By:	/s/ Joseph K. Wilsted
Joseph K. Wilsted
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, October 31, 2006:

Signature	Title
/s/ William A. Furman	Chief Executive Officer and Manager

William A. Furman	(Principal Executive Officer)

/s/ Joseph K. Wilsted	Vice President

Joseph K. Wilsted	(Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREENBRIER LEASING, L.P.

Dated: October 31, 2006	By: Greenbrier Management Services LLC
General Partner

By: Greenbrier Leasing Company LLC
Sole Member and Manager

	By:	/s/ Joseph K. Wilsted
Joseph K. Wilsted
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
October 31, 2006:

Signature	Title
/s/ William A. Furman	Principal Executive Officer

William A. Furman

/s/ Joseph K. Wilsted	Principal Financial and Accounting Officer

Joseph K. Wilsted

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREENBRIER MANAGEMENT SERVICES LLC

Dated: October 31, 2006	By: Greenbrier Leasing Company LLC
Sole Member and Manager

	By:	/s/ Joseph K. Wilsted
Joseph K. Wilsted
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
October 31, 2006:

Signature	Title
/s/ William A. Furman	Principal Executive Officer

William A. Furman

/s/ Joseph K. Wilsted	Principal Financial and Accounting Officer

Joseph K. Wilsted

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREENBRIER RAILCAR LLC

Dated: October 31, 2006	By:	/s/ Joseph K. Wilsted
Joseph K. Wilsted
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
October 31, 2006:

Signature	Title
/s/ William A. Furman	Manager

William A. Furman	(Principal Executive Officer)

/s/ Joseph K. Wilsted	Vice President

Joseph K. Wilsted	(Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GUNDERSON LLC

Dated: October 31, 2006	By:	/s/ Joseph K. Wilsted
Joseph K. Wilsted
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
October 31, 2006:

Signature	Title
/s/ William A. Furman	Manager

William A. Furman	(Principal Executive Officer)

/s/ Joseph K. Wilsted	Vice President

Joseph K. Wilsted	(Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GUNDERSON MARINE LLC

Dated: October 31, 2006	By:	/s/ Joseph K. Wilsted
Joseph K. Wilsted
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
October 31, 2006:

Signature	Title
/s/ William A. Furman	Manager

William A. Furman	(Principal Executive Officer)

/s/ Joseph K. Wilsted	Vice President

Joseph K. Wilsted	(Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GUNDERSON RAIL SERVICES LLC

Dated: October 31, 2006	By:	/s/ Joseph K. Wilsted
Joseph K. Wilsted
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
October 31, 2006:

Signature	Title
/s/ William A. Furman	Manager

William A. Furman	(Principal Executive Officer)

/s/ Joseph K. Wilsted	Vice President

Joseph K. Wilsted	(Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GUNDERSON SPECIALTY PRODUCTS LLC

Dated: October 31, 2006	By: Gunderson LLC, Sole Member and Sole Manager

	By:	/s/ Joseph K. Wilsted
Joseph K. Wilsted
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
October 31, 2006:

Signature	Title
/s/ William A. Furman	Principal Executive Officer

William A. Furman

/s/ Joseph K. Wilsted	Principal Financial and Accounting Officer

Joseph K. Wilsted

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AUTOSTACK COMPANY LLC

Dated: October 31, 2006	By:	/s/ Joseph K. Wilsted
Joseph K. Wilsted
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on
October 31, 2006:

Signature	Title
/s/ William A. Furman	Chief Executive Officer and Manager

William A. Furman	(Principal Executive Officer)

/s/ Joseph K. Wilsted	Vice President

Joseph K. Wilsted	(Principal Financial and Accounting Officer)